Form 10-Q
period 2000-03-31
BETTER MINERALS & AGGREGATES CO
filed 2000-05-25
CIK 1108673

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

                                       or

     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period ______ to ______

                        Commission File Number 333-32518

                      Better Minerals & Aggregates Company
             (Exact Name of Registrant As Specified in its Charter)

              Delaware                                 55-0749125
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or Organization)


                          Route 522 North, P.O. Box 187
                      Berkeley Springs, West Virginia 25411
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number, including area code (304) 258-2500

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [_]      No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                   Outstanding as of April 30, 2000
           ---------               --------------------------------

           Common Stock            100 shares


                      Better Minerals & Aggregates Company
                                 Form 10-Q Index


                                                                                                    Page
PART I.  FINANCIAL INFORMATION                                                                      ----

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2000 (unaudited) and
December 31, 1999........................................................................              1
Condensed Consolidated Statements of Operations for the three months ended March
31, 2000 and March 31, 1999 (unaudited)..................................................              3
Condensed Consolidated Statements of Stockholder's Equity for the three months
ended March 31, 2000 and March 31, 1999 (unaudited)......................................              4
Condensed Consolidated Statements of Cash Flows for the three months ended March
31, 2000 and March 31, 1999 (unaudited)..................................................              5
Notes to Condensed Consolidated Financial Statements.....................................              6

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations................................................................             10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................             15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................................           II-1

Item 5.  Other Information..............................................................            II-1

Item 6.  Exhibits and Reports on Form 8-K...............................................            II-1

Signatures
Exhibit Index

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


             BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                          March 31,     December 31,
                                                                             2000           1999
                                                                             ----           ----
Assets

Current:
    Cash and cash equivalents                                              $     752    $  13,573
    Accounts receivable:
        Trade, less allowance for doubtful accounts                           38,233       41,658
        Other                                                                    804        1,060
        Due from parent                                                          881          834
    Inventories                                                               23,348       23,058
    Prepaid expenses and other current assets                                  2,488        2,018
    Income tax deposit                                                          --          1,056
    Deferred income taxes                                                      8,250        8,148
                                                                           ---------    ---------
            Total current assets                                              74,756       91,405

Property, plant and equipment:
    Mining property                                                          263,052      263,083
    Land                                                                      27,939       28,086
    Land improvements                                                          4,933        5,005
    Buildings                                                                 36,356       37,143
    Machinery and equipment                                                  145,837      143,082
    Furniture and fixtures                                                     1,310        1,331
    Construction-in-progress                                                   5,850        4,387
                                                                           ---------    ---------
                                                                             485,277      482,117
    Accumulated depletion, depreciation and amortization                     (65,738)     (59,248)
                                                                           ---------    ---------
            Property, plant and equipment, net                               419,539      422,869

Other noncurrent:
    Goodwill and non compete agreements, net                                  17,467       19,907
    Debt issuance costs                                                       14,042       14,601
    Other noncurrent assets                                                    3,669        2,821
                                                                           ---------    ---------
            Total other noncurrent                                            35,178       37,329
                                                                           ---------    ---------
            Total assets                                                   $ 529,473    $ 551,603
                                                                           =========    =========

             BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                          March 31,     December 31,
                                                                             2000           1999
                                                                             ----           ----
Liabilities

Current:
    Book overdraft                                                         $   4,226    $   5,026
    Accounts payable                                                          15,048       16,845
    Accrued liabilities                                                       13,106       13,053
    Payable to related party                                                     720          898
    Accrued interest                                                           3,567        7,829
    Income taxes payable                                                       2,257         --
    Current portion of long-term debt                                          3,442        2,039
                                                                           ---------    ---------
            Total current liabilities                                         42,366       45,690

Noncurrent liabilities:
    Long-term debt, net of current portion                                   281,772      285,466
    Deferred income taxes                                                    111,454      117,637
    Other noncurrent liabilities                                              38,623       38,475
                                                                           ---------    ---------
            Total noncurrent liabilities                                     431,849      441,578

Commitments and contingencies

Stockholder's Equity

Common stock, par value $.01, authorized 5,000 shares, issued 100 shares        --           --
Additional paid-in capital                                                    81,377       81,377
Retained deficit                                                             (26,119)     (17,012)
Accumulated other comprehensive (loss)                                          --            (30)
                                                                           ---------    ---------
            Total stockholder's equity                                        55,258       64,335
                                                                           ---------    ---------
            Total liabilities and stockholder's equity                     $ 529,473    $ 551,603
                                                                           =========    =========

        The accompanying notes are an integral part of these statements.

             BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                      For the Three Months Ended
                                                                March 31,
                                                      --------------------------
                                                            2000         1999
                                                            ----         ----
Net sales                                                 $ 49,831    $ 39,623
Cost of goods sold                                          37,872      28,265
Depreciation, depletion and amortization                     8,456       5,737
Selling, general and administrative                          6,056       4,544
                                                          --------    --------
     Operating (loss) income                                (2,553)      1,077

Interest expense                                             8,860       2,958
Accretion of preferred stock warrants                           --          14
Other income net, including interest income                   (507)       (327)
                                                          --------    --------
     Loss before income taxes                              (10,906)     (1,568)

(Benefit) for income taxes                                  (1,799)       (235)
                                                          --------    --------
     Net loss                                             $ (9,107)   $ (1,333)
                                                          ========    ========

       The accompanying notes are an integral part of these statements.

             BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                         Accumulated Other
                                                                                         Comprehensive loss
                                                                               ----------------------------------
                                                        Additional               Foreign      Minimum                   Total
                                              Common     Paid-In     Retained    Currency     Pension               Stockholder's
                                               Stock     Capital     Deficit   Translation   Liability      Total      Equity
                                               -----     -------     -------   -----------   ---------      -----      ------

Balance December 31, 1998                    $   --      $ 41,491    $ (18,011) $     (44)    $    (40)  $    (84)   $ 23,396

Comprehensive income, net of income taxes:
     Net loss                                                           (1,333)                                        (1,333)
     Foreign currency translation                                                      27                      27          27
                                                                                                                     --------
         Total comprehensive loss                                                                                      (1,306)
                                             --------------------------------------------------------------------------------
Balance March 31, 1999                       $   --      $ 41,491    $ (19,344) $     (17)    $    (40)  $    (57)   $ 22,090
                                             ================================================================================

Balance December 31, 1999                    $   --      $ 81,377    $ (17,012) $     (30)    $     --   $    (30)     64,335

Comprehensive income, net of income taxes:
     Net loss                                                           (9,107)                                        (9,107)
     Foreign currency translation                                                      30                      30          30
                                                                                                                     --------
         Total comprehensive loss                                                                                      (9,077)
                                             --------------------------------------------------------------------------------
Balance March 31, 2000                       $   --      $ 81,377    $ (26,119) $      --     $     --   $     --    $ 55,258
                                             ================================================================================

       The accompanying notes are an integral part of these statements.

             BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                               For the Three Months Ended
                                                                                       March 31,
                                                                               --------------------------
                                                                                   2000         1999
                                                                                   ----         ----
Cash flows from operating activities:
 Net loss                                                                        $ (9,107)   $ (1,333)
 Adjustments to reconcile net (loss) to cash flows from operations:
   Depreciation                                                                     5,515       3,852
   Depletion                                                                        1,229         506
   Non compete agreements amortization                                              1,381       1,306
   Accretion of preferred stock warrants                                                -          14
   Debt issuance amortization                                                         490         208
   Deferred income taxes                                                           (5,881)     (1,159)
   Disposal of property, plant and equipment (gain) loss                                2           -
   Loss on sale of investment                                                          83           -
   Other                                                                             (252)        788
   Changes in assets and liabilities, net of the effects from disposed company:
              Trade receivables                                                     1,716       2,034
              Non-trade receivables                                                   140        (314)
              Receivable from parent                                                  (46)     (1,905)
              Payable to related party                                               (179)          -
              Inventories                                                            (988)       (607)
              Prepaid expenses and other current assets                              (517)       (188)
              Accounts payable and accrued liabilities                             (1,239)     (1,232)
              Accrued interest                                                     (4,261)        925
              Income taxes                                                          3,976         407
                                                                                 --------------------
                  Net cash (used for) provided by operating activities             (7,938)      3,302

Cash flows from investing activities:
  Capital expenditures                                                             (4,947)     (2,200)
  Proceeds from sale of investment                                                  3,136           -
                                                                                 --------------------
             Net cash used for investing activities                                (1,811)     (2,200)

Cash flows from financing activities:

  Change in book overdraft                                                           (800)     (2,284)
  Repayment of long-term debt                                                      (2,290)     (1,270)
  Change in Working Capital Facility                                                    -       1,450
  Principal payments on capital lease obligations                                     (12)        (12)
                                                                                 --------------------
             Net cash used for financing activities                                (3,102)     (2,116)

Effect of exchange rate on cash                                                        30          27
                                                                                 --------------------
             Net decrease in cash                                                 (12,821)       (987)

Cash and cash equivalents, beginning of period                                     13,573       2,222
                                                                                 --------------------
Cash and cash equivalents, ending of period                                      $    752    $  1,235
                                                                                 ====================


       The accompanying notes are an integral part of these statements.

             BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.   Accounting Policies

The unaudited interim condensed consolidated financial statements of Better Minerals & Aggregates Company (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of the reported interim periods. The statements should be read in conjunction with the summary of significant accounting policies and notes to the audited consolidated financial statements of the Company included in the Company's Form S-4 Registration Statement (the "Registration Statement") relating to its 13% Senior Subordinated Notes due 2009 (the "Senior Subordinated Notes") filed with the Securities and Exchange Commission.

Operating results are not necessarily indicative of the results to be expected for the full year or any other interim period due to the seasonal, weather-related conditions in certain aspects of the Company's business.

2.   Inventories

At March 31, 2000 and December 31, 1999, inventory consisted of the following:

(In thousands)                                                2000         1999
                                                              ----         ----

Supplies (net of $77 and $32 obsolescence reserve)           $11,483     $11,171
Raw materials and work in process                              4,284       6,165
Finished goods                                                 7,581       5,722
                                                             -------     -------
                                                             $23,348     $23,058
                                                             =======     =======
3.   Comprehensive Income

Comprehensive income, net of tax for the three months ended March 31, 2000 and 1999 was as follows:

(In thousands)                                                2000         1999

Net (loss)                                                   $(9,107)   $(1,333)
Foreign currency translation                                      30         27
                                                             -------    -------
  Total comprehensive income                                 $(9,077)   $(1,306)
                                                             =======    =======

4.   Segment Information

The Company operates in the industrial minerals and aggregates business segments which are more fully described in the Registration Statement. Reportable segment information for the three months ended March 31, 2000 and March 31, 1999 was as follows:

(In thousands)                                                2000       1999
                                                              ----       ----
Net sales:
  Aggregates                                               $  9,692    $  3,574
  Industrial Minerals                                        40,139      36,049
                                                           --------    --------
    Total net sales                                        $ 49,831    $ 39,623
                                                           ========    ========
Operating company income (loss):
  Aggregates                                               $ (5,275)   $ (1,017)
  Industrial Minerals                                         2,797       1,683
                                                           --------    --------
    Total operating company income (loss)                  $ (2,478)   $    666

  General corporate (expense) income                            (75)        411
                                                           --------    --------

    Total operating income (loss)                          $ (2,553)   $  1,077
                                                           ========    ========
Depreciation, depletion and amortization expense:
  Aggregates                                               $  2,475    $    700
  Industrial Minerals                                         5,966       5,037
  Corporate                                                      15          --
                                                           --------    --------
    Total depreciation, depletion, and
        amortization expense                               $  8,456    $  5,737
                                                           ========    ========
Capital expenditures:
  Aggregates                                               $  2,643    $    320
  Industrial Minerals                                         2,269       1,880
  Corporate                                                      35          --
                                                           --------    --------
    Total capital expenditures                             $  4,947    $  2,200
                                                           ========    ========

Asset segment information at March 31, 2000 and December 31, 1999 was as follows:

(In thousands)                                                2000        1999
                                                              ----        ----
Assets:
  Aggregates                                               $324,713    $323,470
  Industrial Minerals                                       211,175     201,390
  Corporate                                                  16,355      29,169
  Elimination of intersegment receivables                   (22,770)     (2,426)
                                                           --------    --------
  Total assets                                             $529,473    $551,603
                                                           ========    ========

5.   Impact of Recent Accounting Standards

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and measured at fair value. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133", is effective for fiscal years beginning after June 15, 2000. The Company has not yet determined the impact that adoption or subsequent application of SFAS No. 133 will have on its financial position or results of operations.

6.   Sale of Canadian Subsidiary

On February 29, 2000 the Company completed the sale of stock of one of its Canadian subsidiaries, George F. Pettinos (Canada) Limited, for $3.1 million. The proceeds were used to retire a portion of the Company's tranche A term loan facility and for general corporate uses. As a result of the sale, the Company recognized a pretax loss of $0.1 million, which is included in other income.

7.   Income Taxes

In accordance with generally accepted accounting principles, it is the Company's practice at the end of each interim reporting period to make a best estimate of the effective tax rate expected to be applicable for the full fiscal year. Estimates are revised as additional information becomes available. Tax benefits recorded on a current year-to-date basis are limited to those which are expected to be realizable during the year or recognizable as a deferred tax asset at the end of the year. In addition, in the first quarter of 2000, the sale of George
F. Pettinos (Canada) Limited created a one-time $1.2 million charge to the tax provision.

8.   Contingencies

The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. Management believes, through discussions with counsel, that its liability arising from or the resolution of these legal proceedings, claims and litigation, in the aggregate, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

One of the Company's subsidiaries, U.S. Silica Company, is self-insured for product liability insurance as it relates to occupational disease. In addition, U.S. Silica Company is self-insured for health care costs and, in some states, workers' compensation. The Company provides for estimated future losses based on reported cases and past claim history. Management believes that the provision for estimated losses is adequate.

Certain product liability claims related to occupational disease are indemnified by ITT Industries, successor to a former owner of U.S. Silica Company, under an agreement whereby claims filed against U.S. Silica Company prior to September 12, 2005 alleging exposure prior to September 12, 1985 are shared ratably based on the claimant's total exposure period. The indemnity is subject to a cumulative annual deductible and carry-forward adjustments and expires September 12, 2005.

9.   Senior Subordinated Notes Subsidiary Guarantees

Except for the Company's Canadian subsidiary, which is an inactive company with an immaterial amount of assets and liabilities, each of the Company's subsidiaries has fully and unconditionally guaranteed the Senior Subordinated Notes on a joint and several basis. The separate financial statements of the subsidiary guarantors are not included in this report because (a) the Company is a holding company with no assets or operations other than its investments in its subsidiaries, (b) the subsidiary guarantors are each wholly owned by the Company, comprise all of the direct and indirect subsidiaries of the Company (other than inconsequential subsidiaries) and have jointly and severally guaranteed the Company's obligations under the Senior Subordinated Notes on a full and unconditional basis, (c) the aggregate assets, liabilities, earnings and equity of the subsidiary guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis and (d) management has determined that separate financial statements and other disclosures concerning the subsidiary guarantors are not material to investors.

10.  Subsequent Events

On April 10, 2000, the Company entered into an employment agreement with an executive to manage its aggregates business segment. In the second quarter of 2000, a one-time charge of approximately $2.2 million to $2.5 million will be recorded representing the cost to replace certain benefits forfeited by the executive officer in order to join the Company, of which approximately 50% is the cost of non-cash stock grants in the Company's ultimate parent company, USS Holdings, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto included in Item 1 of this quarterly report, and the audited consolidated financial statements and the notes thereto and management's discussion and analysis of financial condition and results of operations contained in our registration statement on Form S-4 relating to our senior subordinated notes filed with the Securities and Exchange Commission. Unless otherwise indicated or the context otherwise requires, all references in this quarterly report to "we," "us," "our" or similar terms refer to Better Minerals & Aggregates Company and its direct and indirect subsidiaries.

Overview

     We mine, process and market industrial minerals, principally silica, in the eastern and midwestern United States. We also mine, process and market aggregates and produce and market asphalt in certain geographic areas in Pennsylvania and New Jersey. Our end use markets for our silica products include container glass, fiberglass, specialty glass, flat glass, fillers and extenders (primarily used in paints and coatings), chemicals and ceramics. We also supply our silica products to the foundry, building materials and other end use markets. Our customers use our aggregates, which consist of high quality crushed stone, construction sand and gravel, for road construction and maintenance, other infrastructure projects and residential and commercial construction and to produce hot mixed asphalt. We operate a network of 25 production facilities in 14 states. Our industrial minerals business (substantially all the net sales of which consist of silica products) and our aggregates business accounted for 81% and 19% of our net sales, respectively, for the three months ended March 31, 2000.

     Since January 1998, we have completed several acquisitions of aggregates producers and silica-producing assets. Most recently, in April 1999, we acquired certain operating assets in southern New Jersey from Unimin Corporation (the "Morie Assets"), which are used in the production and sale of silica and aggregates, and, in October 1999, we acquired Commercial Stone Co., Inc., a crushed stone and hot mixed asphalt producer in southwestern Pennsylvania, and Commercial Aggregates Transportation and Sales, L.P. (collectively, "Commercial Stone"). In February 2000, we completed the sale of one of our two Canadian subsidiaries, George F. Pettinos (Canada) Limited ("PECAL"), for $3.1 million.

     Our aggregates business is seasonal, due primarily to the effect of weather conditions in winter months on construction activity in our Pennsylvania and New Jersey markets. As a result, peak sales of aggregates occur primarily in the months of April through November. Accordingly, our results of operations in any individual quarter may not be indicative of our results of operations for the full year.

Three Months Ended March 31, 2000 Compared with Three Months Ended March 31,
1999

     Net Sales. Net sales increased $10.2 million, or 25.8%, to $49.8 million in the three months ended March 31, 2000 from $39.6 million in the three months ended March 31, 1999.

     Net sales for our industrial minerals business increased $4.1 million, or 11.4%, to $40.1 million in the three months ended March 31, 2000 from $36.0 million in the three months ended March 31, 1999. This increase was primarily due to the acquisition of the Morie Assets in April 1999, which resulted in the inclusion of $2.4 million in sales in the first quarter of 2000, partially offset by a $0.3 million reduction in sales as a result of the PECAL divestiture in February 2000. Excluding acquisitions and divestitures, net sales for our industrial minerals business increased $2.1 million, or 6.2%, to $36.0 million in the three months ended March 31, 2000 from $33.9 million in the three months ended March 31, 1999, primarily from increased silica sales to the flat glass, specialty glass, foundry and oil and gas extraction end use markets, partially offset by decreased silica and aplite sales to the glass container end use market.

     Net sales for our aggregates business increased $6.1 million, or 172%, to $9.7 million in the three months ended March 31, 2000 from $3.6 million in the three months ended March 31, 1999. The primary reasons for this increase are the Commercial Stone and Morie Assets acquisitions, which contributed $5.1 million to aggregates sales in the first quarter of 2000. Excluding these acquisitions, net sales for our aggregates business increased $1.0 million, or 28%, to $4.6 million in the three months ended March 31, 2000 from $3.6 million in the three months ended March 31, 1999, primarily from a $0.4 million increase in stone sales and a $0.3 million increase in asphalt sales at our eastern Pennsylvania operations.

     Cost of Goods Sold. Cost of goods sold increased $9.6 million, or 34.0%, to $37.9 million in the three months ended March 31, 2000 from $28.3 million in the three months ended March 31, 1999.

     Cost of goods sold for our industrial minerals business increased $2.3 million, or 9.1%, to $27.5 million in the three months ended March 31, 2000 from $25.2 million in the three months ended March 31, 1999. This increase was primarily due to the acquisition of the Morie Assets in April 1999, which resulted in the inclusion of $2.1 million in cost of goods sold in the first quarter of 2000, partially offset by a reduction of $0.4 million in cost of goods sold as a result of the PECAL divestiture in February 2000. Excluding the acquisitions and divestitures, cost of goods sold increased $0.6, million, or 3%, to $22.8 million in the three months ended March 31, 2000 from $22.2 million in the three months ended March 31, 1999, primarily due to increased volume, and the price of fuel, partially offset by a reduction in repairs and maintenance.

     Cost of goods sold for our aggregates business increased $7.1 million, or 237%, to $10.1 million in the three months ended March 31, 2000 from $3.0 million in the three months ended March 31, 1999. This increase was primarily due to the acquisitions of Commercial Stone and the Morie Assets, which resulted in the inclusion of $6.1 million in cost of goods sold in the first quarter of 2000. Excluding these acquisitions, cost of goods sold increased $1.0 million, or 33%, to $4.0 million in the three months ended March 31, 2000 from $3.0 million in the three months ended March 31, 1999, primarily due to increased volume, the cost of fuel and asphalt cement and increased repairs and maintenance.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased $2.8 million, or 49%, to $8.5 million in the three months ended March 31, 2000 from $5.7 million in the three months ended March 31, 1999. This increase was primarily due to the acquisitions of Commercial Stone and the Morie Assets in 1999.

     Selling, General and Administrative. Selling, general and administrative expenses increased $1.6 million, or 36%, to $6.1 million in the three months ended March 31, 2000 from $4.5 million in the three months ended March 31, 1999. This increase was primarily due to the acquisition of Commercial Stone in October 1999, which resulted in the inclusion of $0.8 million in expenses in the first quarter of 2000, and an increase of $0.3 million in expenses as a result of the PECAL divestiture in February 2000. Excluding acquisitions and divestitures, selling, general and administrative expenses increased $0.5 million, or 12%, to $4.7 million in the three months ended March 31, 2000 from $4.2 million in the three months ended March 31, 1999 due to normal inflationary increases and certain non-recurring credits associated with our acquisition program that were realized in 1999 but not in 2000.

     Operating Loss. Operating loss was $3.6 million in the three months ended March 31, 2000 as compared to operating income of $1.1 million in the three months ended March 31, 1999.

     Operating income for our industrial minerals business increased $1.1 million, or 65%, to $2.8 million in the three months ended March 31, 2000 from $1.7 million in the three months ended March 31, 1999 primarily due to the factors noted earlier.

     Operating loss for our aggregates business increased $4.3 million to $5.3 million in the three months ended March 31, 2000 from an operating loss of $1.0 million in the three months ended March 31, 1999 as a result of the acquisitions noted earlier. Due to the seasonality of our aggregates business, operating losses incurred in the first quarter of 2000 may not be indicative of operating results for the full year.

     Corporate expenses not allocated to business segments increased $0.5 million to $0.1 million in the three months ended March 31, 2000.

     Interest (Income) Expense. Interest expense increased $5.8 million, or 193%, to $8.8 million in the three months ended March 31, 2000 from $3.0 million in the three months ended March 31, 1999 due primarily to increased borrowings related to acquisitions and increased interest rates.

     (Benefit) for Income Taxes. The benefit for income taxes for the three months ended March 31, 2000 has been limited to the tax benefits expected to be realizable for the year, which resulted in an effective tax rate of approximately 27%. This benefit has been reduced by taxes required on the sale of PECAL that occurred during the first quarter of 2000. The benefit for income taxes for the three months ended March 31, 1999 was based on an estimated annual effective tax rate of 15%.

     Net Loss. Net loss increased $7.8 million to $9.1 million in the three months ended March 31, 2000 from $1.3 million in the three months ended March 31, 1999 primarily as a result of the factors noted earlier.

Liquidity and Capital Resources

     Our principal liquidity requirements have historically been to service our debt and meet our working capital, capital expenditures and mine development expenditure needs and to finance acquisitions. We have historically met our liquidity and capital investment needs with internally generated funds while acquisitions have required borrowings and equity investments. Our total long term debt as of March 31, 2000 was $285.2 million.

     Net cash used in operating activities was $7.9 million for the three months ended March 31, 2000 compared to $3.3 million of net cash provided by operating activities for the three months ended March 31, 1999. Cash used in operating activities increased $11.2 million in the first quarter of 2000 due primarily to reduced earnings as a result of the seasonal nature of our aggregates acquisitions and increased interest expense. Cash interest paid in the three months ended March 31, 2000 was $12.5 million, an increase of $10.7 million from the $1.8 million paid in the three months ended March 31, 1999, primarily as a result of increased borrowings in 1999.

     Net cash used for investing activities decreased $0.4 million to $1.8 million for the period ended March 31, 2000 from $2.2 million for the period ended March 31, 1999. This decrease primarily resulted from the $3.1 million received from the PECAL sale in February 2000 partially offset by a $2.7 million increase in capital expenditures.

     Cash flow used for financing activities was $3.1 million for the three months ended March 31, 2000 and $2.1 million for the three months ended March 31, 1999. There was a $2.3 million reduction in long term debt in the three months ended March 31, 2000 and a $1.3 million reduction in long term debt in the same period in 1999.

     Interest payments on our 13% senior subordinated notes due 2009 ($150 million outstanding as of March 31, 2000), senior debt service under our senior secured credit facilities, working capital, capital expenditures and mine development expenditures incurred in the normal course of business as current deposits are depleted represent our significant liquidity requirements. Future acquisition opportunities will also represent potentially significant liquidity requirements.

     Under our senior secured credit facilities, as of March 31, 2000, we had $39.1 million outstanding under the tranche A term loan facility and $94.8 million outstanding under the tranche B term loan facility. In addition, these credit facilities provide us with a $50 million revolving credit facility and a $40 million acquisition term loan facility, each of which were undrawn as of March 31, 2000. The revolving credit facility is available for general corporate purposes, including working capital and capital expenditures, but excluding acquisitions, and includes sublimits of $12.0 million and $3.0 million, respectively, for letters of credit and swingline loans. Debt under the senior secured credit facilities is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable and other intangibles.

     For description of the senior secured credit facilities and the indenture under which our senior subordinated notes have been issued, including certain restrictions that these agreements impose upon us, please see our registration statement on Form S-4 relating to our senior subordinated notes filed with Securities and Exchange Commission.

     Capital expenditures totaled $4.9 million in the three months ended March 31, 2000 compared with $2.2 million in the three months ended March 31, 1999. Excluding possible acquisitions, our expected capital expenditure requirements for the remainder of 2000 and 2001 are $23.8 million and $21.7 million, respectively.

     Our ability to satisfy our debt obligations and to pay principal and interest on our debt, fund working capital, mine development and acquisition requirements and make anticipated capital expenditures will depend on our future performance, which is subject to general economic, financial and other factors, some of which are beyond our control. We believe that based on current levels of operations and anticipated growth, cash flow from operations, together with borrowings under the revolving credit facility and, if available, the acquisition term loan facility, will be adequate for the foreseeable future to make required payments of principal and interest on our debt, fund working capital, mine development and capital expenditure requirements and pursue acquisitions. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the revolving credit facility and the acquisition term loan facility in an amount sufficient to enable us to service our debt or to fund our other liquidity needs.

Other Matters

     On April 10, 2000, we entered into an employment agreement with Mr. Roy D. Reeves to manage our aggregates business segment. In the second quarter of 2000, a one-time charge of approximately $2.2 million to $2.5 million will be recorded representing the cost to replace certain benefits forfeited by him in order to join us, of which approximately 50% is the cost of non-cash stock grants in our ultimate parent company, USS Holdings, Inc.

Forward-Looking Statements

     This quarterly report, including this management's discussion and analysis of financial condition and results of operations section, includes "forward-looking statements." We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our plans, intentions and expectations reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that our plans, intentions or expectations will be achieved. We believe that the following factors, among others, could affect our future performance and cause actual results to differ materially from those expressed or implied by these forward-looking statements: (1) general and regional economic conditions, including the economy in the states in which we have production facilities and in which we sell our products; (2) demand for residential and commercial construction; (3) demand for automobiles and other vehicles; (4) levels of government spending on road and other infrastructure construction; (5) the competitive nature of the industrial minerals and aggregates industries; (6) operating risks typical of the industrial minerals and aggregates industries, including the price and availability of oil; (7) difficulties in, and unanticipated expense of, assimilating newly-acquired businesses; (8) fluctuations in prices for, and availability of, transportation and power; (9) unfavorable weather conditions; (10) regulatory compliance, including compliance with environmental and silica exposure regulations, by us and our customers;
(11) litigation affecting us and our customers; (12) changes in the demand for our products due to the availability of substitutes for products of our customers; and (13) labor unrest.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Information regarding the Company's financial instruments that are sensitive to changes in interest rates is contained in our registration statement on Form S-4 relating to our senior subordinated notes filed with the Securities and Exchange Commission. This information has not changed materially in the interim period since December 31, 1999.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         We are a defendant in various lawsuits related to our businesses. These matters include lawsuits relating to the exposure of persons to crystalline silica as discussed in detail in our registration statement on Form S-4 relating to our senior subordinated notes filed with the Securities and Exchange Commission. Although we do not believe that these lawsuits are likely to have a material adverse effect upon our business, we cannot predict what the full effect of these or other lawsuits will be. We currently believe, however, that these claims and proceedings in the aggregate are unlikely to have a material adverse effect on us.

         On May 15, 2000, the National Toxicology Program, part of the United States Department of Health and Human Services, issued its ninth report on carcinogens, which reclassified crystalline silica (respirable size) from its previous classification as "a reasonably anticipated carcinogen" to "a known human carcinogen."

Item 5.  Other Information

         Effective April 1, 2000 Mr. Roy D. Reeves joined us as President and Chief Operating Officer of Stone Materials Company, LLC, one of our subsidiaries. In that capacity Mr. Reeves will be responsible for all of the operations of our aggregates business segment. At the time of his employment, Mr. Reeves received 25,000 shares of Class A Common Stock (4.5% of the class as of April 30, 2000) and 25,000 shares of Class C Common Stock (5.8% of the class as of April 30, 2000) in our ultimate parent company, USS Holdings, Inc.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.
----------

10.1 Employment Agreement between Better Materials Corporation and Craig Cinalli dated December 14, 1998.
10.2 Employment Agreement between Better Materials Corporation and Brian Hessenthaler dated December 14, 1998.
27       Financial Data Schedule

(b)      Reports on Form 8-K

None.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 25, 2000              Better Minerals & Aggregates Company


                          By: /s/ Gary E. Bockrath
                              -------------------------------
                              Name:  Gary E. Bockrath
                              Title: Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.
-----------

10.1 Employment Agreement between Better Materials Corporation and Craig Cinalli dated December 14, 1998.
10.2 Employment Agreement between Better Materials Corporation and Brian Hessenthaler dated December 14, 1998.
27       Financial Data Schedule