Form 10-Q
period 2000-06-30
BETTER MINERALS & AGGREGATES CO
filed 2000-08-11
CIK 1108673

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 -------------

                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

                                       or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                 Outstanding as of August 1, 2000
         -----                                 --------------------------------

         Common Stock                          100 shares

                      Better Minerals & Aggregates Company
                                Form 10-Q Index


                                                                                                                            Page
                                                                                                                            ----
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2000 (unaudited) and
December 31, 1999.....................................................................................................        1

Condensed Consolidated Statements of Operations for the quarter and the six months ended June 30, 2000
and June 30, 1999 (unaudited).........................................................................................        3

Condensed Consolidated Statements of Stockholder's Equity for the six months ended June 30, 2000 and
June 30, 1999 (unaudited).............................................................................................        4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and June
30, 1999 (unaudited)..................................................................................................        5

Notes to Condensed Consolidated Financial Statements..................................................................        6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations....................       10

Item 3.      Quantitative and Qualitative Disclosures About Market Risk...............................................       15

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................................     II-1

Item 6.      Exhibits and Reports on Form 8-K.........................................................................     II-1


Signatures
Exhibit Index

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                 June 30,      December 31,
                                                                  2000             1999
                                                                  ----             ----
ASSETS
CURRENT:
  Cash and cash equivalents                                     $    716         $ 13,573
  Accounts receivable
     Trade, less allowance for doubtful accounts                  51,138           41,658
     Other                                                           738            1,060
     Due from Parent                                                 -                834
  Inventories                                                     27,056           23,058
  Prepaid expenses and other current assets                        2,287            2,018
  Income tax deposit                                                 639            1,056
  Deferred income taxes                                            8,250            8,148
                                                                --------         --------
           Total current assets                                   90,824           91,405

PROPERTY, PLANT AND EQUIPMENT:
  Mining property                                                263,550          263,083
  Land                                                            28,229           28,086
  Land improvements                                                5,331            5,005
  Buildings                                                       36,556           37,143
  Machinery and equipment                                        149,491          143,082
  Furniture and fixtures                                           1,395            1,331
  Construction-in-progress                                         8,254            4,387
                                                                --------         --------
                                                                 492,806          482,117
  Accumulated depletion, depreciation and amortization           (73,259)         (59,248)
                                                                --------         --------
        Property, plant, and equipment, net                      419,547          422,869

OTHER NONCURRENT:
  Goodwill and noncompete agreements, net                         19,919           19,907
  Debt inssuance costs                                            13,954           14,601
  Other noncurrent assets                                          3,571            2,821
                                                                --------         --------
        Total other noncurrent                                    37,444           37,329
                                                                --------         --------

                                                                $547,815         $551,603
        Total assets                                            ========         ========

                                  LIABILITIES
CURRENT:
  Book overdraft                                                $  4,877         $  5,026
  Accounts payable                                                17,096           16,845
  Accrued liabilities                                             15,005           13,053
  Payable to related party                                           375              898
  Due to parent                                                    1,944              -
  Accrued interest                                                 8,484            7,829
  Current portion of long-term debt                                5,117            2,039
                                                                --------         --------
        Total current liabilities                                 52,898           45,690

NONCURRENT LIABILITIES:
  Long-term debt, net of current portion                         289,883          285,466
  Deferred income taxes                                          110,105          117,637
  Other noncurrent liabilities                                    38,899           38,475
                                                                --------         --------
        Total noncurrent liabilities                             438,887          441,578

                              STOCKHOLDERS EQUITY
Common stock, par value $.01, authorized 5,000 shares,
  issued 100 shares                                                  -                -
Additional paid-in capital                                        81,377           81,377
Loans to related party                                            (1,001)             -
Retained deficit                                                 (24,346)         (17,012)
Accumulated other comprehensive (loss) income                        -                (30)
                                                                --------         --------
        Total stockholder's equity                                56,030           64,335
                                                                --------         --------

        Total liabilities and stockholder's equity              $547,815         $551,603
                                                                ========         ========

        The accompanying notes are an integral part of these statements

             BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                 For the Quarter Ended      For the Six Months Ended
                                                                       June 30,                      June 30,
                                                                 ---------------------      ------------------------
                                                                   2000          1999          2000           1999
                                                                   ----          ----          ----           ----
Net sales                                                        $ 66,774     $ 53,597       $116,605      $ 93,220
Cost of goods sold                                                 42,111       35,541         79,983        63,806
Depreciation, depletion and amortization                            9,169        7,029         17,625        12,766
Selling, general & administrative                                   7,214        6,627         13,270        11,171
Incentive stock compensation                                          998          -              998           -
                                                                 --------     --------       --------      --------
   Operating income                                                 7,282        4,400          4,729         5,477
Interest expense                                                    8,937        3,659         17,797         6,617
Accretion of preferred stock warrants                                 -            199            -             213
Other (income) expense, net of interest income                       (458)        (507)          (965)         (834)
                                                                 --------     --------       --------      --------
   (Loss) income before income taxes                               (1,197)       1,049        (12,103)         (519)
Provision (benefit) for income taxes                               (2,970)         153         (4,769)          (82)
                                                                 --------     --------       --------      --------
   Net (loss) income                                             $  1,773      $   896       $ (7,334)     $   (437)
                                                                 ========     ========       ========      ========


        The accompanying notes are an integral part of these statements

             BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                             Accumulated Other
                                                                                            Comprehensive loss
                                                                                     ------------------------------------------
                                           Additional                  Loans         Foreign       Minimum                Total
                                  Common    Paid-In      Retained    to Related     Currency       Pension            Stockholder's
                                  Stock     Capital      Deficit       Party       Translation    Liability    Total     Equity
                                  -----     -------      -------       -----       -----------    ---------    -----     ------
Balance December 31, 1999         $   -     $81,377     $(17,012)    $     -        $    (30)      $     -    $   (30)  $   64,335
Comprehensive income, net of
 income taxes:
   Net (loss)                                             (7,334)                                                           (7,334)
   Foreign currency translation                                                           30                       30           30
                                                                                                                        ----------
     Total comprehensive loss                                                                                               (7,304)
Loans to related party                                                (1,001)                                  (1,001)      (1,001)
                                  ------------------------------------------------------------------------------------------------
Balance June 30, 2000             $   -     $81,377     $(24,346)    $(1,001)       $      -       $     -    $(1,001)  $   56,030
                                  ================================================================================================
                                                                                             Accumulated Other
                                                                                            Comprehensive loss
                                                                                     ------------------------------------------
                                           Additional                  Loans         Foreign       Minimum                Total
                                  Common    Paid-In      Retained    to Related     Currency       Pension            Stockholder's
                                  Stock     Capital      Deficit       Party       Translation    Liability    Total     Equity
                                  -----     -------      -------       -----       -----------    ---------    -----     ------
Balance December 31, 1998         $   -     $41,491     $(18,011)    $     -        $    (44)      $   (40)   $   (84)  $   23,396
Comprehensive income, net of
 income taxes:
   Net (loss)                                               (437)                                                             (437)
   Foreign currency translation                                                           99                       99           99
                                                                                                                        ----------
     Total comprehensive loss                                                                                                 (338)
Capital contributed by parent                 1,050                                                                          1,050
                                  ------------------------------------------------------------------------------------------------
Balance June 30, 2000             $   -     $42,541     $(18,448)    $     -        $     55       $   (40)   $    15   $   24,108
                                  ================================================================================================


        The accompanying notes are an integral part of these statements

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                    Six Months Ended June 30
                                                                                        2000            1999
                                                                                        ----            ----
Cash flows from operating activities:
  Net (loss) income                                                                 $   (7,334)      $   (437)
Adjustments to reconcile net (loss) income to cash flows from operations:
  Depreciation                                                                          11,004          8,516
  Depletion                                                                              3,253          1,289
  Non compete agreement amortization                                                     2,749          2,868
  Accretion of preferred stock warrants                                                    -              213
  Debt issuance amortization                                                             1,082            412
  Deferred income taxes                                                                 (7,230)           242
  Disposal of property, plant and equipment (gain) loss                                      3            -
  Loss on sale of investment                                                                83            -
  Other                                                                                    116            106
  Changes in assets and liabilities, net of the effects from acquired companies:
          Trade receivables                                                            (11,189)        (7,794)
          Non-trade receivables                                                            206            164
          Payable to parent                                                              2,778           (797)
          Payable to related party                                                        (523)           -
          Inventories                                                                   (4,264)           240
          Prepaid expenses and other current assets                                       (322)          (443)
          Accounts payable and accrued liabilities                                       2,982          1,918
          Accrued interest                                                                 655          1,230
          Income taxes                                                                     368         (2,167)
                                                                                    -------------------------
               Net cash provided by (used in) operating activities                      (5,583)         5,540

Cash flows from investing activities:
  Capital expenditures                                                                 (16,332)        (4,655)
  Proceeds from sale of property, plant and equipment                                        4             92
  Proceeds from sale of investment                                                       3,136            -
  Loans to related party                                                                (1,001)           -
  Purchases of businesses, net cash acquired                                               -          (32,616)
                                                                                    -------------------------
    Net cash used for investing activities                                             (14,193)       (37,179)

Cash flows from financing activies:
  Increase (decrease) in checks outstanding in excess of cash                             (149)        (1,793)
  Principal payments on capital lease obligations                                          (22)            (7)
  Capital contributed by parent                                                            -            1,050
  Net revolver credit agreement facility                                                10,300         (1,300)
  Issuance of long-term debt                                                               -           35,000
  Repayment of long-term debt                                                           (2,805)        (2,511)
  Financing fees                                                                          (435)          (700)
                                                                                    -------------------------
    Net cash provided by (used in) financing activities                                  6,889         29,739

Effect of cash exchange rates on cash                                                       30             99

               Net increase (decrease) in cash                                         (12,857)        (1,801)

Cash, beginning                                                                         13,573          2,222
                                                                                    -------------------------
Cash, ending                                                                        $      716       $    421
                                                                                    =========================

        The accompanying notes are an integral part of these statements

             BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.  Accounting Policies

The unaudited interim condensed consolidated financial statements of Better Minerals & Aggregates Company (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of the reported interim periods. The statements should be read in conjunction with the summary accounting policies and notes to the audited financial statements of the Company included in the Company's Form S-4 Registration Statement.

Operating results are not necessarily indicative of the results to be expected for the full year or any other interim period, due to the seasonal, weather-related conditions in certain aspects of the Company's business.

2.  Inventories

At June 30, 2000 and December 31, 1999, inventory consisted of the following:

(In thousands)                                                 2000     1999
                                                               ----     ----

Supplies (net of $15 and $38 obsolescence reserve)          $11,803  $11,171
Raw materials and work in process                             5,514    6,165
Finished goods                                                9,739    5,722
                                                            -------   ------
                                                            $27,056  $23,058
                                                            =======  =======

3.  Comprehensive Income

Comprehensive income, net of tax for the three and six months ended June 30, 2000 and 1999 was as follows:

                                             Three Months Ended    Six Months Ended
                                             ------------------    ----------------
(In thousands)                                  2000     1999        2000      1999
                                                ----     ----        ----      ----
Net income (loss)                            $ 1,773  $   896     $(7,334)   $ (437)
Foreign currency translation                       -        -          30        99
                                             -------  -------     -------    ------
 Total comprehensive income                  $ 1,773  $   896     $(7,304)   $ (338)
                                             =======  =======     =======    ======

4.  Segment Information

The Company operates in the industrial minerals and aggregates business segments which are more fully described in the Company's Registration Statement on Form S-4. Reportable segment information for the three and six months ended June 30, 2000 and 1999 was as follows:

                                           Three Months Ended      Six Months Ended
(In thousands)                                 2000       1999        2000      1999
                                               ----       ----        ----      ----
Net sales:
  Aggregates                               $ 26,306   $ 11,733   $  35,998   $15,307
  Industrial Minerals                        40,468     41,864      80,607    77,913
                                           --------   --------   ---------   -------
    Total net sales                        $ 66,774   $ 53,597   $ 116,605   $93,220
                                           ========   ========   =========   =======

Operating company income (loss):
  Aggregates                               $  4,118   $  2,168   $  (1,157)  $ 1,152
  Industrial Minerals                         5,775      3,181       8,572     4,863
                                           --------   --------   ---------   -------
    Total operating company
    income (loss)                          $  9,893   $  5,349   $   7,415   $ 6,015

  General corporate (expense) income         (2,611)      (949)     (2,686)     (538)
                                           --------   --------   ---------   -------

    Total operating income (loss)          $  7,282   $  4,400   $   4,729   $ 5,477
                                           ========   ========   =========   =======

Depreciation, depletion
    and amortization expense:
  Aggregates                               $  3,277   $  1,037   $   5,752   $ 1,736
  Industrial Minerals                         5,877      5,992      11,843    11,030
  Corporate                                      15          -          30         -
                                           --------   --------   ---------   -------
    Total depreciation, depletion, and
        amortization expense               $  9,169   $  7,029   $  17,625   $12,766
                                           ========   ========   =========   =======

Capital expenditures:
  Aggregates                               $  7,675   $    233   $  10,318   $   553
  Industrial Minerals                         3,553      2,222       5,822     4,102
  Corporate                                     157          -         192         -
                                           --------   --------   ---------   -------
    Total capital expenditures             $ 11,385   $  2,455   $  16,332   $ 4,655
                                           ========   ========   =========   =======

Asset segment information at June 30, 2000 and December 31, 1999 was as follows:

(In thousands)                                                      2000       1999
                                                                    ----       ----
Assets:
  Aggregates                                                      $340,518   $323,470
  Industrial Minerals                                              216,388    201,390
  Corporate                                                        359,480     29,169
  Elimination of intersegment receivables                         (368,571)    (2,426)
                                                                  --------   --------
    Total asset                                                   $547,815   $551,603
                                                                  ========   ========

Included in 1999 Industrial Minerals operating income is approximately $7 million of annual corporate expenses which were unallocated in 1999 across business segments, but are being allocated 38% to Aggregates and 62% to Industrial Minerals in 2000.

5.  Impact of Recent Accounting Standards

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and measured at fair value. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133", is effective for fiscal years beginning after June 15, 2000. The Company has not yet determined the impact that adoption or subsequent application of SFAS No. 133 will have on its financial position.

6.  Sale of Canadian Facility

On February 29, 2000 the Company completed the sale of stock of its Canadian subsidiary, George F. Pettinos (Canada) Limited for $3.1 million. The proceeds were used to retire the Company's tranche A term loan facility and for general corporate uses. As a result of the sale, the Company recognized a pretax loss of $0.1 million, which is included in other income.

7.  Income Taxes

In accordance with generally accepted accounting principles, it is the Company's practice at the end of each interim reporting period to make a best estimate of the effective tax rate expected to be applicable for the full fiscal year. Estimates are revised as additional information becomes available. Tax benefits recorded on a current year-to-date basis are limited to those that are expected to be realizable during the year or recognizable as a deferred tax asset at the end of the year. In addition, in the first quarter of 2000, the sale of George
F. Pettinos (Canada) Limited created a one-time $1.2 million charge to the tax provision.

8.  Contingencies

The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. Management believes, through discussions with counsel that its liability arising from or the resolution of these legal proceedings, claims and litigation, in the aggregate will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

The Company's subsidiary U.S. Silica Company is self-insured for product liability insurance as it relates to occupational disease. In addition, U.S. Silica Company is self-insured for health care costs and, in some states, workers' compensation. The Company provides for estimated future losses based on reported cases and past claim history. Management believes that the provision for estimated losses is adequate.

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

10.  Employment Agreement

On April 10, 2000, the Company entered into an employment agreement with an executive to manage its aggregates business segment. In the second quarter of 2000, a one-time charge of approximately $2.3 million was recorded representing the cost to replace certain benefits forfeited by the executive officer in order to join the Company, of which $998,000 is the cost of non-cash stock grants in the Company's ultimate parent company, USS Holdings, Inc. and is recorded as incentive stock compensation expense.

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

Overview

     We mine, process and market industrial minerals, principally silica, in the eastern and midwestern United States. We also mine, process and market aggregates and produce and market asphalt in certain geographic areas in Pennsylvania and New Jersey. Our end use markets for our silica products include container glass, fiberglass, specialty glass, flat glass, fillers and extenders (primarily used in paints and coatings), chemicals and ceramics. We also supply our silica products to the foundry, building materials and other end use markets. Our customers use our aggregates, which consist of high quality crushed stone, construction sand and gravel, for road construction and maintenance, other infrastructure projects and residential and commercial construction and to produce hot mixed asphalt. We operate a network of 26 production facilities in 14 states. Our industrial minerals business (substantially all the net sales of which consist of silica products) and our aggregates business accounted for 69% and 31% of our net sales, respectively, for the six months ended June 30, 2000.

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

Three Months Ended June 30, 2000 Compared with Three Months Ended June 30, 1999

     Net Sales. Net sales increased $13.2 million, or 24.6% to $66.8 million in the three months ended June 30, 2000 from $53.6 million in the three months ended June 30, 1999.

     Net sales for our industrial minerals decreased $1.4 million or 3.3% to $40.5 million in the three months ended June 30, 2000 from $41.9 million in the three months ended June 30, 1999. This decrease was primarily due to the divestiture of PECAL in February 2000, which represented $2.1 million in sales in the second quarter of 1999. Excluding this divestiture, net sales of industrial minerals increased $0.7 million or 1.8% in the three months ended June 30, 2000 from $39.8 million in the three months ended June 30, 1999, primarily from increased silica sales to the specialty glass, building products, and oil and gas extraction end use markets, partially offset by decreased silica and aplite sales to the glass container end use market.

     Net sales for our aggregates business increased $14.6 million or 124.8% to $26.3 million in the three months ended June 30, 2000 from $11.7 million in the three months ended June 30, 1999. The primary reason for this increase is the Commercial Stone acquisition, which contributed $14.9 million to aggregates sales in the second quarter of 2000. Excluding this acquisition, net sales for our aggregates business decreased $0.3 million, or 2.6%, to $11.4 million in the three months ended June 30, 2000 from $11.7 million in the three months ended June 30, 1999, primarily from a decrease in asphalt volume at our eastern Pennsylvania operations.

     Cost of Goods Sold. Cost of goods sold increased $6.6 million, or 18.6% to $42.1 million in the three months ended June 30, 2000 from $35.5 million in the three months ended June 30, 1999.

     Cost of goods sold for our industrial minerals business decreased $2.6 million or 9.2% to $25.5 million in the three months ended June 30, 2000 from $28.1 million in the three months ended June 30, 1999. This decrease was primarily due to a reduction of $1.7 million in cost of goods sold as a result of the PECAL divestiture. Excluding the divestiture, cost of goods sold decreased $0.9 million or 3.4% in the three months ended June 30, 2000 from $26.4 million in the three months ended June 30, 1999, primarily due to an increase in product inventory in 2000 as compared to a reduction in the same period in 1999 and decreased expenditures for plant maintenance offset by the increased price of fuel, and normal cost inflation.

     Cost of goods sold for our aggregates business increased $9.0 million or 120% to $16.5 million in the three months ended June 30, 2000 from $7.5 million in the three months ended June 30, 1999. The increase was primarily due to the acquisition of Commercial Stone, which resulted in the inclusion of $9.2 million in cost of goods sold in the second quarter of 2000. Excluding the acquisition, cost of goods sold decreased $0.2 million or 2.7% to $7.3 million in the three months ended June 30, 2000.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased $2.2 million or 31.4% to $9.2 million in the three months ended June 30, 2000 from $7.0 million in the three months ended June 30, 1999. The increase was primarily from the acquisition of Commercial Stone in 1999.

     Selling, General and Administrative. Selling, general and administrative expenses increased $1.6 million or 24.2% to $8.2 million in the three months ended June 30, 2000 from $6.6 million in the three months ended June 30, 1999. This increase was primarily due to the acquisition of Commercial Stone in October 1999, which resulted in the inclusion of $0.7 million in expenses in the second quarter of 2000, offset by a decrease of $0.3 million in expenses as a result of the PECAL divestiture in February 2000. Excluding acquisitions and divestitures, selling, general and administrative expenses increased $1.2 million due to a $2.3 million one-time charge, $1.0 million of which is non-cash incentive stock compensation, related to stock issued to the newly hired President of our aggregates business and normal inflationary increases, partially offset by $1.3 million in non- recurring costs associated with our acquisition program that were incurred in 1999, but not 2000.

     Operating Income. Operating income was $7.3 million in the three months ended June 30, 2000 compared to $4.4 million in the three months ended June 30, 1999.

     Operating income for our industrial minerals business increased $2.6 million or 81.2% to $5.8 million in the three months ended June 30, 2000 from $3.2 million in the three months ended June 30, 1999 primarily due to the factors noted earlier, and the allocation of $0.7 million of corporate costs to our aggregates business in 2000 that were not allocated in 1999.

     Operating income for our aggregates business increased $1.9 million to $4.1 million in the three months ended June 30, 2000 from $2.2 million in the three months ended June 30, 1999 as a result of the acquisitions noted earlier. Due to the seasonality of our aggregates business, operating income incurred in the second quarter of 2000 may not be indicative of operating results for the full year.

     Corporate expenses not allocated to business segments increased $1.7 million to $2.6 million in the three months ended June 30, 2000.

     Interest Expense. Interest expense increased $5.2 million or 141% to $8.9 million in the three months ended June 30, 2000 from $3.7 million in the three months ended June 30, 1999 due primarily to increased borrowings related to acquisitions and increased interest rates.

     (Benefit) for Income Taxes. The benefit for income taxes for the three months ended June 30, 2000 has been adjusted to reflect the estimated benefit for the first half of the year using an estimated effective tax rate of 49% for the full six month period ended June 30, 2000. This benefit has been reduced by taxes required on the sale of PECAL that occurred during the first quarter of 2000. The tax expense for the three months ended June 30, 1999 was based on an estimated effective tax rate of 15%.

     Net Income. Net income increased $0.9 million to $1.8 million in the three months ended June 30, 2000 from $0.9 million in the three months ended June 30, 1999 as a result of the factors noted earlier.

Six Months Ended June 30, 2000 Compared With Six Months Ended June 30, 1999

     Net Sales. Net sales increased $23.4 million or 25.1% to $116.6 million in the six months ended June 30, 2000 from $93.2 million in the six months ended June 30, 1999.

     Net sales for our industrial minerals business increased $2.7 million or 3.5% to $80.6 million in the six months ended June 30, 2000 from $77.9 million in the six months ended June 30, 1999. The acquisition of the Morie Assets in April 1999 resulted in the inclusion of $2.4 million in sales in the first quarter of 2000 which was offset by a reduction of $2.4 million in sales as a result of the PECAL divestiture in February 2000. Excluding the acquisitions and divestiture, net sales for our industrial minerals business increased $2.7 million or 3.8% to $73.1 million in the six months ended June 30, 2000 from $70.4 million in the six months ended June 30, 1999, due primarily to increased silica sales to the specialty glass, flat glass, foundry and oil and gas extraction market segments offset by a decline in sales to the glass container market segment.

     Net sales for our aggregates business increased $20.7 million or 135% to $36.0 million for the six months ended June 30, 2000 from $15.3 million for the six months ended June 30, 1999. The increase is primarily due to the Commercial Stone and Morie Assets acquisitions, which contributed $19.9 million in incremental sales in the first six months.

     Cost of Goods Sold. Cost of goods sold increased $16.2 million or 25.4% to $80.0 million for the six months ended June 30, 2000 from $63.8 million for the six month period ended June 30, 1999.

     Cost of goods sold for our industrial minerals business decreased $0.2 million to $53.1 million for the six months ended June 30, 2000 from $53.3 million for the six months ended June 30, 1999. The acquisition of the Morie Assets in April 1999 resulted in the inclusion of $2.1 million in cost of goods sold in the first quarter of 2000, offset by a $2.1 million reduction in cost of goods sold from the PECAL divestiture in February 2000. Excluding the timing of the acquisitions and divestitures, cost of goods sold decreased $0.2 million due to increased product inventory in 2000 as compared to a decrease in inventory in the same period in 1999 and decreased expenditures for plant maintenance, partially offset by increases in our energy and fuel costs.

     Cost of goods sold for our aggregates business increased $16.1 million or 153% to $26.6 million for the six months ended June 30, 2000 from $10.5 million for the six months ended June 30, 1999. This increase is primarily due to the acquisition of Commercial Stone and the Morie Assets, which contributed $16.0 million in incremental cost of goods sold in the first six months of 2000.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased $4.8 million, or 38% to $17.6 million in the six months ended June 30, 2000 from $12.8 million in the six months ended June 30, 1999. This increase is primarily due to the acquisitions of Commercial Stone and the Morie Assets in 1999.

     Selling, General and Administrative. Selling, general and administrative expenses increased $3.1 million or 27.7% to $14.3 million in the six months ended June 30, 2000 from $11.2 million for the six months ended June 30, 1999. The increase resulted primarily from the acquisition of Commercial Stone which resulted in the inclusion of $1.5 million in selling, general and administrative expense, and a $2.3 million one-time charge, $1.0 million of which is non-cash incentive stock compensation, for the issuance of stock to the newly hired President of our aggregates business partially offset by $0.5 million in non-recurring charges associated with our acquisition program that were incurred in 1999 but not in 2000.

     Operating Income. Operating income was $4.7 million in the six months ended June 30, 2000 compared to $5.5 million in the six months ended June 30, 1999, as a result of the factors noted earlier.

     Operating income for our industrial minerals business increased $3.7 million or 75.5% to $8.6 million in the six months ended June 30, 2000 from $4.9 million in the six months ended June 30, 1999 primarily due to the factors noted earlier, and the allocation of $1.3 million of corporate costs to our aggregates business in 2000 that were not allocated in 1999.

     Operating income for our aggregates business decreased $2.4 million to a $1.2 million operating loss in the six months ended June 30, 2000 from $1.2 million operating income in the six months ended June 30, 1999 as a result of the factors noted earlier. Due to the seasonality of our aggregates business, operating losses incurred in the first half of 2000 may not be indicative of operating results for the full year.

     Corporate expenses not allocated to business segments increased $2.2 million to $2.7 million in the six months ended June 30, 2000.

     Interest Expense. Interest expense increased $8.9 million or 100% to $17.8 million in the six months ended June 30, 2000 from $8.9 million in the six months ended June 30, 1999 due primarily to increased borrowings related to acquisitions and increased interest rates.

     (Benefit) for Income Taxes. The benefit for income taxes for the six months ended June 30, 2000 has been limited to the tax benefits expected to be realizable for the year, which resulted in an effective tax rate of approximately 49%. This benefit has been reduced by taxes required on the sale of PECAL that occurred during the first quarter of 2000. The benefit for taxes for the six-month period ended June 30, 1999 was based on an effective tax rate of 15%.

     Net Loss. Net loss increased $6.9 million to $7.3 million in the six months ended June 30, 2000 from $0.4 million in the six months ended June 30, 1999 primarily as a result of the factors noted earlier.

Liquidity and Capital Resources

     Our principal liquidity requirements have historically been to service our debt and meet our working capital, capital expenditures and mine development expenditure needs and to finance acquisitions. We have historically met our liquidity and capital investment needs with internally generated funds while acquisitions have required borrowings and equity investments. Our total long-term debt as of June 30, 2000 was $295.0 million.

     Net cash used in operating activities was $5.6 million for the six months ended June 30, 2000 compared to $5.5 million of net cash provided by operating activities in the six month period ended June 30, 1999. Cash used in operating activities increased $11.1 million in the first half of 2000 due primarily to reduced earnings as a result of the seasonal nature of our aggregates acquisitions and increased interest expense. Cash interest paid in the six months ended June 30, 2000 was $15.9 million, an increase of $11.2 million from the $4.7 million paid in the six months ended June 30, 1999, primarily as a result of increased borrowings in 1999.

     Net cash used for investing activities decreased $23.0 million to $14.2 million in the period ended June 30, 2000 from $37.2 million for the period ended June 30, 1999. This decrease primarily resulted from the $32.6 million acquisition of the Morie Assets that occurred in 1999, and the $3.1 million received from the PECAL sale in February 2000 partially offset by a $11.6 million increase in capital expenditures. The increase in capital expenditures is primarily due to the $6.1 million capital spent to acquire a hot mixed asphalt plant.

     Cash flow provided by financing activities was $6.9 million for the six months ended June 30, 2000 and $29.7 million for the six months ended June 30, 1999. There was a $2.8 million reduction in long-term debt in the six months ended June 30, 2000 and a $32.5 million increase in long-term debt in the same period in 1999. Advances under the revolving credit facility were $10.3 million in the six months ended June 30, 2000, compared to a $1.3 million reduction in the same period in 1999.

     Interest payments on our 13% senior subordinated notes due 2009 ($150 million outstanding as of June 30, 2000), senior debt service under our senior secured credit facilities, working capital, capital expenditures and mine development expenditures, incurred in the normal course of business as current deposits are depleted, represent our significant liquidity requirements. Future acquisition opportunities will also represent potentially significant liquidity requirements.

     Under our senior secured credit facilities, as of June 30, 2000, we had $39.1 million outstanding under the tranche A term loan facility and $94.5 million outstanding under the tranche B term loan facility. In addition, these credit facilities provide us with a $50 million revolving credit facility and a $40 million acquisition term loan facility. The revolving credit facility was partially drawn for $10.3 million as of June 30, 2000, and $6.2 million was allocated for letters of credit leaving $33.5 million available for our use. The revolving credit facility is available for general corporate purposes, including working capital and capital expenditures, but excluding acquisitions, and includes sublimits of $12.0 million and $3.0 million, respectively, for letters of credit and swingline loans. Debt under the senior secured credit facilities is collateralized by substantially all of our assets, including our real and personal property, inventory, accounts receivable and other intangibles.

     For a description of the senior secured credit facilities and the indenture under which our senior subordinated notes have been issued, including certain restrictions that these agreements impose upon us, please see our registration statement on Form S-4 relating to our senior subordinated notes filed with the Securities and Exchange Commission.

     Capital expenditures totaled $16.3 million in the six months ended June 30, 2000 including $6.1 million for a hot mixed asphalt plant in our aggregates business, compared with $4.7 million in the six months ended June 30, 1999. Excluding possible acquisitions, our expected capital expenditure requirements for the remainder of 2000 and 2001 are $9.8 million and $21.7 million, respectively.

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

Forward-Looking Statements

     This quarterly report, including this management's discussion and analysis of financial condition and results of operations section, includes "forward-looking statements". We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our plans, intentions and expectations reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that our plans, intentions or expectations will be achieved. We believe that the following factors, among others, could affect our future performance and cause actual results to differ materially from those expressed or implied by these forward-looking statements: (1) general and regional economic conditions, including the economy in the states in which we have production facilities and in which we sell our products; (2) demand for residential and commercial construction; (3) demand for automobiles and other vehicles; (4) levels of government spending on road and other infrastructure construction; (5) the competitive nature of the industrial minerals and aggregates industries; (6) operating risks typical of the industrial minerals and aggregates industries, including the price and availability of oil: (7) difficulties in, and unanticipated expense of, assimilating newly-acquired businesses; (8) fluctuations in prices for, and availability of, transportation and power; (9) unfavorable weather conditions; (10) regulatory compliance, including compliance with environmental and silica exposure regulations, by us and our customers;
(11) litigation affecting us and our customers; (12) changes in the demand for our products due to the availability of substitutes for products of our customers; and (13) labor unrest.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.
-----------

    10.1 Amendment and Waiver No. 1 to the Credit Agreement and Security Agreement, dated as of December 31, 1999, among BMAC Holdings, Inc., Better Minerals & Aggregates Company, George F. Pettinos (Canada) Limited, the banks, financial institutions and other institutional lenders parties to the Credit Agreement dated as of September 30, 1999, and Banque Nationale de Paris.

    10.2 Amendment No. 2 to the Credit Agreement, dated as of March 15, 2000, among BMAC Holdings, Inc., Better Minerals & Aggregates Company, the banks, financial institutions and other institutional lenders parties to the Credit Agreement dated as of September 30, 1999, and Banque Nationale de Paris.

    27          Financial Data Schedule

(b)  Reports on Form 8-K

None.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 11, 2000                           Better Minerals & Aggregates Company


                                          By: /s/ Gary E. Bockrath
                                              --------------------------
                                              Name:  Gary E. Bockrath
                                              Title: Vice President and Chief
                                                     Financial Officer

                                 EXHIBIT INDEX

Exhibit No.
-----------

    10.1 Amendment and Waiver No. 1 to the Credit Agreement and Security Agreement, dated as of December 31, 1999, among BMAC Holdings, Inc., Better Minerals & Aggregates Company, George F. Pettinos (Canada) Limited, the banks, financial institutions and other institutional lenders parties to the Credit Agreement dated as of September 30, 1999, and Banque Nationale de Paris.

    10.2 Amendment No. 2 to the Credit Agreement, dated as of March 15, 2000, among BMAC Holdings, Inc., Better Minerals & Aggregates Company, the banks, financial institutions and other institutional lenders parties to the Credit Agreement dated as of September 30, 1999, and Banque Nationale de Paris.

    27          Financial Data Schedule