Form 10-Q
period 2000-09-30
BETTER MINERALS & AGGREGATES CO
filed 2000-11-14
CIK 1108673

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

                                      OR

    [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period ____to____

                       Commission File Number 333-32518

                     Better Minerals & Aggregates Company
            (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                55-0749125
(State or Other Jurisdiction of         (I.R.S Employer Identification No.)
Incorporation or Organization)

                         Route 522 North, P.O. Box 187
                     Berkeley Springs, West Virginia 25411
              (Address of Principal Executive Offices)(Zip Code)

        Registrant's telephone number, including area code (304)258-2500

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Class                               Outstanding as of November 1, 2000
        -----                               ----------------------------------
        Common Stock                        100 shares

                     Better Minerals & Aggregates Company
                                Form 10-Q Index



PART I.  FINANCIAL INFORMATION                                                                                           Page
                                                                                                                         ----
Item 1.  Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited) and
December 31, 1999....................................................................................................      1
Condensed Consolidated Statements of Operations for the three months and the nine months ended
September 30, 2000 and September 30, 1999 (unaudited)................................................................      2
Condensed Consolidated Statements of Stockholder's Equity for the nine months ended
September 30, 2000 and September 30, 1999 (unaudited)................................................................      3
Condensed Consolidated Statements of Cash Flows for the nine months ended
September 30, 2000 and September 30, 1999 (unaudited)................................................................      4
Notes to Condensed Consolidated Financial Statements (unaudited).....................................................      5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........................     9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................................    17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................................  II-1

Item 6.  Exhibits and Reports on Form 8-K.............................................................................  II-1

Signatures
Exhibit Index

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

             Better Minerals & Aggregates Company and Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                           September 30,
                                                                              2000         December 31,
                                                                           (Unaudited)         1999
                                                                              ----             ----
                            ASSETS
CURRENT:
       Cash and cash equivalents                                             $     804      $  13,573
       Accounts receivable
            Trade, less allowance for doubtful accounts                         53,811         41,658
            Other                                                                1,852          1,060
            Due from Parent                                                       --              834
       Inventories                                                              26,853         23,058
       Prepaid expenses and other current assets                                 3,092          2,018
       Income tax deposit                                                          773          1,056
       Deferred income taxes                                                     8,250          8,148
                                                                             ---------      ---------
                   Total current assets                                         95,435         91,405

PROPERTY, PLANT AND EQUIPMENT:
       Mining property                                                         264,175        263,083
       Land                                                                     28,500         28,086
       Land improvements                                                         4,971          5,005
       Buildings                                                                36,556         37,143
       Machinery and equipment                                                 153,007        143,082
       Furniture and fixtures                                                    1,395          1,331
       Construction-in-progress                                                  5,892          4,387
                                                                             ---------      ---------
                                                                               494,496        482,117
       Accumulated depletion, depreciation, and amortization                   (80,950)       (59,248)
                                                                             ---------      ---------
                   Property, plant, and equipment, net                         413,546        422,869

OTHER NONCURRENT:
       Goodwill and noncompete agreements, net                                  18,312         19,907
       Debt issuance costs                                                      13,455         14,601
       Other noncurrent assets                                                   6,071          2,821
                                                                             ---------      ---------
                   Total other noncurrent                                       37,838         37,329
                                                                             ---------      ---------

                   Total assets                                              $ 546,819      $ 551,603
                                                                             =========      =========

                                LIABILITIES
CURRENT:
       Book overdraft                                                        $   7,190      $   5,026
       Accounts payable                                                         15,902         16,845
       Accrued liabilities                                                      13,823         13,053
       Payable to related party                                                   --              898
       Due to parent                                                             2,100           --
       Accrued interest                                                          3,802          7,829
       Current portion of long-term debt                                         6,923          2,039
                                                                             ---------      ---------
                   Total current liabilities                                    49,740         45,690

NONCURRENT LIABILITIES:
       Long-term debt, net of current portion                                  291,179        285,466
       Deferred income taxes                                                   107,415        117,637
       Other noncurrent liabilities                                             39,005         38,475
                                                                             ---------      ---------
                   Total noncurrent liabilities                                437,599        441,578

                           STOCKHOLDER'S EQUITY
Common stock, par value $.01, authorized 5,000 shares, issued 100 shares          --             --
Additional paid-in capital                                                      81,377         81,377
Loan to Related Party                                                           (1,001)          --
Retained deficit                                                               (20,896)       (17,012)
Accumulated other comprehensive (loss) income                                     --              (30)
                                                                             ---------      ---------
                   Total stockholder's equity                                   59,480         64,335
                                                                             ---------      ---------

                   Total liabilities and stockholder's equity                $ 546,819      $ 551,603
                                                                             =========      =========

         The accompanying notes are an integral part of these statements

             Better Minerals & Aggregates Company and Subsidiaries
                     Consolidated Statements of Operations
                            (Dollars in Thousands)
                                  (Unaudited)

                                                       Three Months Ended           Nine Months Ended
                                                          September 30,                September 30,
                                                   -------------------------------------------------------
                                                      2000           1999          2000             1999
                                                      -----          -----         -----            ----
Net sales                                          $  69,635      $  52,398      $ 186,240      $ 145,618
Cost of goods sold                                    46,349         34,706        126,332         98,478
Depreciation, depletion and amortization               9,427          6,503         27,052         19,295
Selling, general & admininstrative                     5,494          5,411         18,764         16,582
Incentive stock compensation                            --             --              998           --
                                                   ---------      ---------      ---------      ---------
     Operating income                                  8,365          5,778         13,094         11,263
Interest expense                                       9,230          3,797         27,027         10,414
Accretion of preferred stock warrants                   --               13           --              226
Other (income) expense, net of interest income          (483)          (492)        (1,448)        (1,326)
                                                   ---------      ---------      ---------      ---------
     (Loss) income before income taxes                  (382)         2,460        (12,485)         1,949
Provision (benefit) for income taxes                  (3,832)            26         (8,601)           (56)
                                                   ---------      ---------      ---------      ---------
Net (loss) income                                  $   3,450      $   2,434      $  (3,884)     $   2,005
                                                   =========      =========      =========      =========

        The accompanying notes are an integral part of these statements

             BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                            Accumulated Other
                                                                                            Comprehensive loss
                                                                                     ----------------------------------
                                              Additional                    Loans      Foreign     Minimum                Total
                                   Common      Paid-In      Retained     to Related   Currency     Pension             Stockholder's
                                    Stock      Capital       Deficit        Party    Translation  Liability    Total      Equity
                                   ------     ----------    --------     ----------  -----------  ---------    -----   ------------
Balance December 31, 1999         $   --       $ 81,377     $(17,012)    $   --       $    (30)      $--      $    (30)    $ 64,335
Comprehensive income, net of
  income taxes:
     Net (loss)                                               (3,884)                                                        (3,884)
     Foreign currency translation                                                           30                      30           30
                                                                                                                            -------
         Total comprehensive loss                                                                                            (3,854)
Loans to related party                                                     (1,001)                              (1,001)      (1,001)
                                  -------------------------------------------------------------------------------------------------
Balance September 30, 2000        $   --       $ 81,377     $(20,896)    $ (1,001)    $     --       $--      $ (1,001)    $ 59,480
                                  ==================================================================================================

                                                                                            Accumulated Other
                                                                                            Comprehensive loss
                                                                                     ----------------------------------
                                              Additional                    Loans      Foreign     Minimum                Total
                                   Common      Paid-In      Retained     to Related   Currency     Pension             Stockholder's
                                    Stock      Capital       Deficit        Party    Translation  Liability    Total      Equity
                                   ------     ----------    --------     ----------  -----------  ---------    -----   ------------
Balance December 31, 1998         $   --       $ 41,491     $(18,011)    $   --       $    (44)     $(40)    $    (84)    $ 23,396
Comprehensive income, net of
  income taxes:
     Net income                                                2,005                                                         2,005
     Foreign currency translation                                                             3                     3            3
                                                                                                                            -------
         Total comprehensive loss                                                                                            2,008
Capital contributed by parent         --          1,050                                                                      1,050
                                  ------------------------------------------------------------------------------------------------
Balance September 30, 1999        $   --       $ 42,541     $(16,006)    $   --       $    (41)     $(40)    $    (81)    $ 26,454
                                  ================================================================================================

         The accompanying notes are an integral part of these statements

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                          Nine Months Ended September 30,
                                                                                              2000          1999
                                                                                              ----          ----
Cash flows from operating activities:
     Net (loss) income                                                                      $ (3,884)     $  2,005
     Adjustments to reconcile net (loss) income to cash flows from operations:
         Depreciation                                                                         17,184        12,865
         Depletion                                                                             4,807         1,887
         Non compete agreement amortization                                                    4,126         4,150
         Accretion of preferred stock warrants                                                  --             226
         Debt issuance amortization                                                            1,581           657
         Deferred income taxes                                                                (9,920)       (1,594)
         Disposal of property, plant and equipment (gain) loss                                  (109)         --
         Loss on sale of investment                                                               83          --
         Other                                                                                (1,742)          620
         Changes in assets and liabilities, net of the effects from acquired companies:
                         Trade receivables                                                   (13,862)       (7,685)
                         Non-trade receivables                                                  (898)          134
                         Payable to parent                                                     2,934           168
                         Payable to related party                                               (908)         --
                         Inventories                                                          (4,061)         (253)
                         Prepaid expenses and other current assets                            (1,127)         (444)
                         Accounts payable and accrued liabilities                                616           816
                         Accrued interest                                                     (4,027)          971
                         Income taxes                                                            234          (708)
                                                                                            ----------------------
                              Net cash provided by (used in) operating activities             (8,973)       13,815

Cash flows from investing activities:
     Capital expenditures                                                                    (18,506)      (11,917)
     Proceeds from sale of property, plant and equipment                                         281            92
     Proceeds from sale of investment                                                          3,136          --
     Loans to related party                                                                   (1,001)         --
     Purchases of businesses, net of cash acquired                                              --         (27,736)
                                                                                            ----------------------
         Net cash used for investing activities                                              (16,090)      (39,561)

Cash flows from financing activities:
     Increase (decrease) in checks outstanding in excess of cash                               2,164        (3,529)
     Principal payments on capital lease obligations                                             (63)          (20)
     Net revolver credit agreement facility                                                   13,700        (2,800)
     Issuance of long-term debt                                                                 --          35,000
     Repayment of long-term debt                                                              (3,102)       (3,959)
     Financing fees                                                                             (435)         (700)
                                                                                            ----------------------
         Net cash provided by(used in) financing activities                                   12,264        23,992

Effect of cash exchange rates on cash                                                             30             3

                         Net increase (decrease) in cash                                     (12,769)       (1,751)

Cash, beginning                                                                               13,573         2,222
                                                                                            ----------------------
Cash, ending                                                                                $    804      $    471
                                                                                            ======================

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

2.  Inventories

At September 30, 2000 and December 31, 1999, inventory consisted of the following:

                                                     September 30,  December 31,
(In thousands)                                            2000          1999
                                                        -------       -------
Supplies (net of $1,381 and $38 obsolescence reserve)   $10,471       $11,171
Raw materials and work in process                         4,343         6,165
Finished goods                                           12,039         5,722
                                                        -------       -------
                                                        $26,853       $23,058
                                                        =======       =======

3.  Comprehensive Income

Comprehensive income, net of tax for the three and nine months ended September 30, 2000 and 1999 was as follows:

                                   Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                                   -------------------     --------------------
(In thousands)                       2000        1999        2000         1999
                                   -------      ------     -------      -------
Net income (loss)                  $ 3,450      $2,442     $(3,884)     $ 2,005
Foreign currency translation             -         (96)         30            3
                                   -------      ------     -------      -------
  Total comprehensive income       $ 3,450      $2,346     $(3,854)     $ 2,008
                                   =======      ======     =======      =======

4.  Segment Information

The Company operates in the industrial minerals and aggregates business segments which are more fully described in the Company's Registration Statement on Form S-4. Reportable segment information for the three and nine months ended September 30, 2000 and 1999 was as follows:

                                              Three Months Ended         Nine Months Ended
                                                September 30,              September 30,
                                              --------------------     ----------------------
(In thousands)                                  2000        1999         2000         1999
                                              --------    --------     --------     ---------
Net sales:
  Aggregates                                  $ 30,731    $ 11,268     $ 66,729     $ 26,575
  Industrial Minerals                           38,904      41,130      119,511      119,043
                                              --------    --------     --------     --------
    Total net sales                           $ 69,635    $ 52,398     $186,240     $145,618
                                              ========    ========     ========     ========
Operating company income (loss):
  Aggregates                                  $  4,738    $  2,618     $  3,581     $  3,770
  Industrial Minerals                            3,553       3,168       12,125        8,031
                                              --------    --------     --------     --------
    Total operating company
                  income (loss)               $  8,291    $  5,786     $ 15,706     $ 11,801

  General corporate (expense) income                74           -       (2,612)        (538)
                                              --------    --------     --------     --------

    Total operating income (loss)             $  8,365    $  5,786     $ 13,094     $ 11,263
                                              ========    ========     ========     ========

Depreciation, depletion
    and amortization expense:
  Aggregates                                  $  3,016    $    914     $  8,768     $  2,650
  Industrial Minerals                            6,395       5,615       18,238       16,645
  Corporate                                         16           -           46            -
                                              --------    --------     --------     --------
    Total depreciation, depletion, and
        amortization expense                  $  9,427    $  6,529     $ 27,052     $ 19,295
                                              ========    ========     ========     ========
Capital expenditures:
  Aggregates                                  $  1,894    $  4,312     $ 12,212     $  4,865
  Industrial Minerals                              291       2,950        6,113        7,052
  Corporate                                        (11)          -          181            -
                                              --------    --------     --------     --------
    Total capital expenditures                $  2,174    $  7,262     $ 18,506     $ 11,917
                                              ========    ========     ========     ========

Asset segment information at September 30, 2000 and December 31, 1999 was as follows:

                                                  September 30,    December 31,
(In thousands)                                        2000            1999
                                                    --------        --------
Assets:
  Aggregates                                        $341,556        $323,470
  Industrial Minerals                                191,522         201,390
  Corporate                                           16,069          29,169
  Elimination of intersegment receivables             (2,328)         (2,426)
                                                    --------        --------
    Total assets                                    $546,819        $551,603
                                                    ========        ========

Included in 1999 Industrial Minerals operating income is approximately $7 million of annual corporate expenses which were unallocated in 1999 across business segments, but are being allocated 38% to Aggregates and 62% to Industrial Minerals in 2000.

5.  Impact of Recent Accounting Standards

In July 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board released Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" (EITF 00-10). This pronouncement requires all amounts billed to customers for shipping and handling fees to be recognized as revenue and all related costs to be reported as expense. EITF 00-10 is effective for the fourth quarter of the fiscal year beginning after December 15,1999 and will be adopted by the Company in the fourth quarter of the calendar year 2000. The Company estimates that, had EITF 00-10 been already adopted, revenue and cost of goods sold would both increase by approximately $18 million and $10 million for the three months ended September 30, 2000 and 1999, respectively, and $47 million and $29 million for the nine months ended September 30, 2000 and 1999, respectively.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or specific industry. The guidance in the SAB is required to be followed no later than the fourth quarter of the fiscal year beginning after December 15, 1999 and will not have a material impact on the Company's consolidated financial position or results of operations.

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

7.  Income Taxes

In accordance with generally accepted accounting principles, it is the Company's practice at the end of each interim reporting period to make a best estimate of the effective tax rate expected to be applicable for the full fiscal year. Estimates are revised as additional information becomes available. In addition, in the first quarter of 2000, the sale of George F. Pettinos (Canada) Limited created a one-time $1.1 million charge to the tax provision.

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

9.  Senior Subordinated Notes Subsidiary Guarantees

Except for the Company's Canadian subsidiary, which is an inactive company with an immaterial amount of assets and liabilities, each of the Company's subsidiaries has fully and unconditionally guaranteed the Senior Subordinated Notes on a joint and several basis. The separate financial statements of the subsidiary guarantors are not included in this report because (a) the Company is a holding company with no assets or operations other than its investments in its subsidiaries, (b) the subsidiary guarantors each are wholly owned by the Company, comprise all of the direct and indirect subsidiaries of the Company (other than inconsequential subsidiaries) and have jointly and severally guaranteed the Company's obligations under the Senior Subordinated Notes on a full and unconditional basis, (c) the aggregate assets, liabilities, earnings and equity of the subsidiary guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis and (d) management has determined that separate financial statements and other disclosures concerning the subsidiary guarantors are not material to investors.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto included in
Item 1 of this quarterly report, and the audited consolidated financial statements and the notes thereto and management's discussion and analysis of financial condition and results of operations contained in our registration statement on Form S-4 relating to our senior subordinated notes filed with the Securities and Exchange Commission. Unless otherwise indicated or the context otherwise requires, all references in this quarterly report to "we," "us," "our" or similar terms, refer to Better Minerals & Aggregates Company and its direct and indirect subsidiaries.

Overview

We mine, process and market industrial minerals, principally silica, in the eastern and midwestern United States. We also mine, process and market aggregates and produce and market asphalt in certain geographic areas in Pennsylvania and New Jersey. Our end use markets for our silica products include container glass, fiberglass, specialty glass, flat glass, fillers and extenders (primarily used in paints and coatings), chemicals and ceramics. We also supply our silica products to the foundry, building materials and other end use markets. Our customers use our aggregates, which consist of high quality crushed stone, construction sand and gravel, for road construction and maintenance, other infrastructure projects and residential and commercial construction and to produce hot mixed asphalt. We operate a network of 26 production facilities in 14 states. Our industrial minerals business (substantially all the net sales of which consist of silica products) and our aggregates business accounted for 64% and 36% of our net sales, respectively, for the nine months ended September 30, 2000.

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

Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999

Net Sales. Net sales increased $17.2 million, or 33% to $69.6 million in the three months ended September 30, 2000 from $52.4 million in the three months ended September 30, 1999.

Net sales for our industrial minerals decreased $2.2 million or 5% to $38.9 million in the three months ended September 30, 2000 from $41.1 million in the three months ended September 30, 1999. This decrease was primarily due to the divestiture of PECAL in February 2000, which represented $2.3 million in sales in the third quarter of 1999. Excluding this divestiture, net sales of industrial minerals increased $0.1 million to $38.9 million in the three months ended September 30, 2000 from $38.8 million in the three months ended September 30, 1999, primarily from increased silica sales to the specialty glass, building products, and oil and gas extraction end use markets, partially offset by decreased sales to the glass container and fillers and extenders end use market.

Net sales for our aggregates business increased $19.4 million or 172% to $30.7 million in the three months ended September 30, 2000 from $11.3 million in the three months ended September 30, 1999. The primary reason for this increase is the Commercial Stone acquisition, which contributed $19.1 million to aggregates sales in the third quarter of 2000. Excluding this acquisition, net sales for our aggregates business increased $0.3 million, or 3% , to $11.6 million in the three months ended September 30, 2000 from $11.3 million in the three months ended September 30, 1999, primarily from an increase in the volume and average selling price of stone products. Additionally, adverse weather conditions reduced demand for our aggregate products in the quarter.

Cost of Goods Sold. Cost of goods sold increased $11.6 million, or 33% to $46.3 million in the three months ended September 30, 2000 from $34.7 million in the three months ended September 30, 1999.

Cost of goods sold for our industrial minerals business decreased $2.3 million or 8% to $25.5 million in the three months ended September 30, 2000 from $27.8 million in the three months ended September 30, 1999. This decrease was primarily due to a reduction of $1.9 million in cost of goods sold as a result of the PECAL divestiture. Excluding the divestiture, cost of goods sold decreased $0.4 million or 2% to $25.5 million in the three months ended September 30, 2000 from $25.9 million in the three months ended September 30, 1999, primarily due to an increase in product inventory in 2000 as compared to a reduction in the same period in 1999 and decreased expenditures for personnel and transportation offset by the increased price of fuel, and normal cost inflation.

Cost of goods sold for our aggregates business increased $13.8 million or 200% to $20.7 million in the three months ended September 30, 2000 from $6.9 million in the three months ended September 30, 1999. The increase was primarily due to the acquisition of Commercial Stone, which resulted in the inclusion of $12.5 million in cost of goods sold in the third quarter of 2000. Excluding the acquisition, cost of goods sold increased $1.3 million or 19% to $8.2 million in the three months ended September 30, 2000 from $6.9 million in the three months ended September 30, 1999, primarily due to the increased cost of AC oil, the binder used to produce hot mixed asphalt, and increased maintenance expense.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased $2.9 million or 45% to $9.4 million in the three months ended September 30, 2000 from $6.5 million in the three months ended September 30, 1999. The increase was primarily from the acquisition of Commercial Stone in 1999.

Selling, General and Administrative. Selling, general and administrative expenses increased $0.1 million or 2% to $5.5 million in the three months ended September 30, 2000 from $5.4 million in the three months ended September 30, 1999. This increase was primarily due to the acquisition of Commercial Stone in October 1999, which resulted in the inclusion of $0.6 million in expenses in the third quarter of 2000, offset by a decrease of $0.3 million in expenses as a result of the PECAL divestiture in February 2000. Excluding acquisitions and divestitures, selling, general and administrative expenses decreased $0.2 million due to normal inflationary increases, offset by $0.6 million in non-recurring costs associated with our acquisition program that were incurred in 1999, but not 2000.

Operating Income. Operating income increased $2.6 million, or 45%, to $8.4 million in the three months ended September 30, 2000 from $5.8 million in the three months ended September 30, 1999.

Operating income for our industrial minerals business increased $0.4 million or 13% to $3.6 million in the three months ended September 30, 2000 from $3.2 million in the three months ended September 30, 1999 primarily due to the factors noted earlier, and the allocation of $1.0 million of corporate costs to our aggregates business in 2000 that were not allocated in 1999.

Operating income for our aggregates business increased $2.1 million, or 81%, to $4.7 million in the three months ended September 30, 2000 from $2.6 million in the three months ended September 30, 1999 as a result of the acquisitions noted earlier. Due to the seasonality of our aggregates business, operating income incurred in the second quarter of 2000 may not be indicative of operating results for the full year.

Corporate expenses allocated to business segments were $0.1 million greater than actual expenses incurred in the three months ended September 30, 2000.

Interest Expense. Interest expense increased $5.4 million or 142% to $9.2 million in the three months ended September 30, 2000 from $3.8 million in the three months ended September 30, 1999 due primarily to increased borrowings related to acquisitions and increased interest rates.

(Benefit) for Income Taxes. The benefit for income taxes for the nine months ended September 30, 2000 reflects the impact of percentage depletion and a $1.5 million benefit as a result of a revision in our estimated annual effective tax rate upon finalization of our 1999 Federal income tax return.

Net Income. Net income increased $1.1 million, or 46%, to $3.5 million in the three months ended September 30, 2000 from $2.4 million in the three months ended September 30, 1999 as a result of the factors noted earlier.

Nine Months Ended September 30, 2000 Compared With Nine Months Ended September 30, 1999

Net Sales. Net sales increased $40.6 million or 28% to $186.2 million in the nine months ended September 30, 2000 from $145.6 million in the nine months ended September 30, 1999.

Net sales for our industrial minerals business increased $0.5 million to $119.5 million in the nine months ended September 30, 2000 from $119.0 million in the nine months ended September 30, 1999. The acquisition of the Morie Assets in April 1999 resulted in the inclusion of $2.4 million in sales in the first quarter of 2000 which was offset by a reduction of $4.7 million in sales as a
result of the PECAL divestiture in February 2000.    Excluding the acquisition
and divestiture, net sales for our industrial minerals business increased $2.8 million or 2% to $117.1 million in the nine months ended September 30, 2000 from $114.3 million in the nine months ended September 30, 1999, due primarily to increased silica sales to the specialty glass, flat glass, foundry and oil & gas extraction market segments offset by a decline in sales to the glass container market segment.

Net sales for our aggregates business increased $40.1 million or 151% to $66.7 million for the nine months ended September 30, 2000 from $26.6 million for the nine months ended September 30, 1999. The increase is primarily due to the Commercial Stone acquisition which contributed $37.7 million in incremental sales in the first nine months. Additionally, adverse weather conditions reduced the demand for our aggregate products in both the current quarter and the quarter ended June 30, 2000.

Cost of Goods Sold. Cost of goods sold increased $27.8 million or 28% to $126.3 million for the nine months ended September 30, 2000 from $98.5 million for the nine month period ended September 30, 1999.

Cost of goods sold for our industrial minerals business decreased $2.5 million to $78.6 million for the nine months ended September 30, 2000 from $81.1 million for the nine months ended September 30, 1999. The acquisition of the Morie Assets in April 1999 resulted in the inclusion of $2.1 million in cost of goods sold in the first quarter of 2000, offset by a $4.0 million reduction in cost of goods sold from the PECAL divestiture in February 2000. Excluding the timing of the acquisition and divestiture, cost of goods sold decreased $0.6 million due to increased product inventory in 2000 as compared to a decrease in inventory in the same period in 1999 and decreased expenditures for plant maintenance and transportation, partially offset by increases in our energy and fuel costs.

Cost of goods sold for our aggregates business increased $29.9 million or 172% to $47.3 million for the nine months ended September 30, 2000 from $17.4 million for the nine months ended September 30, 1999. This increase is primarily due to the acquisition of Commercial Stone which contributed $26.4 million in incremental cost of goods sold in the first nine months of 2000.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased $7.8 million, or 40% to $27.1 million in the nine months ended September 30, 2000 from $19.3 million in the nine months ended September 30, 1999. This increase is primarily due to the acquisitions of Commercial Stone and the Morie Assets in 1999.

Selling, General and Administrative. Selling, general and administrative expenses increased $3.2 million or 19% to $19.8 million in the nine months ended September 30, 2000 from $16.6 million for the nine months ended September 30, 1999. The increase resulted primarily from the acquisition of Commercial Stone which resulted in the inclusion of $2.1 million in selling, general and administrative expense, and a $2.3 million one-time charge for the issuance of stock to the newly hired President of our business partially offset by $1.1 million in non-recurring charges associated with our acquisition program that were incurred in 1999 but not in 2000.

Operating Income. Operating income increased $1.8 million, or 16%, to $13.1 million in the nine months ended September 30, 2000 compared to $11.3 million in the nine months ended September 30, 1999, as a result of the factors noted earlier.

Operating income for our industrial minerals business increased $4.1 million or 51% to $12.1 million in the nine months ended September 30, 2000 from $8.0 million in the nine months ended September 30, 1999 primarily due to the factors noted earlier, and the allocation of $2.4 million of corporate costs to our aggregates business in 2000 that were not allocated in 1999.

Operating income for our aggregates business decreased $0.2 million, or 5%, to $3.6 million in the nine months ended September 30, 2000 from $3.8 million in the nine months ended September 30, 1999 as a result of the factors noted earlier. Due to the seasonality of our aggregates business, operating income incurred in the first nine months of 2000 may not be indicative of operating results for the full year.

Corporate expenses not allocated to business segments increased $2.1 million to $2.6 million in the nine months ended September 30, 2000 from $0.5 million in the nine months ended September 30, 1999.

Interest Expense. Interest expense increased $16.6 million or 160% to $27.0 million in the nine months ended September 30, 2000 from $10.4 million in the nine months ended September 30, 1999 due primarily to increased borrowings related to acquisitions and increased interest rates.

(Benefit) for Income Taxes. The benefit for income taxes for the nine months ended September 30, 2000 reflects the impact of percentage depletion and a $1.5 million benefit as a result of a revision in our estimated annual effective tax rate upon finalization of our 1999 Federal income tax return reduced by a $1.1 million charge for taxes related to the sale of PECAL.

Net Loss. Net income decreased $5.9 million to $3.9 million loss in the nine months ended September 30, 2000 from net income of a $2.0 million in the nine months ended September 30, 1999 primarily as a result of the factors noted earlier.

Liquidity and Capital Resources

Our principal liquidity requirements have historically been to service our debt and meet our working capital, capital expenditures and mine development expenditure needs and to finance acquisitions. We have historically met our liquidity and capital investment needs with internally generated funds while acquisitions have required borrowings and equity investments. Our total long term debt as of September 30, 2000 was $298.1 million.

Net cash used in operating activities was $9.0 million for the nine months ended September 30, 2000 compared to $13.8 million of net cash provided by operating activities in the nine month period ended September 30, 1999. Cash used in operating activities increased $22.8 million in the first nine months of 2000 due primarily to reduced earnings, increased accounts receivable due to the seasonal nature of our aggregates business and increased interest expense. Cash interest paid in the nine months ended September 30, 2000 was $29.3 million, an increase of $21.0 million from the $8.3 million paid in the nine months ended September 30, 1999, primarily as a result of increased borrowings in 1999.

Net cash used for investing activities decreased $23.5 million, or 59%, to $16.1 million in the nine month period ended September 30, 2000 from $39.6 million for the nine month period ended September 30, 1999. This decrease primarily resulted from the $32.6 million acquisition of the Morie Assets that occurred in 1999, and the $3.1 million received from the PECAL sale in February 2000 partially offset by a $6.6 million increase in capital expenditures. The increase in capital expenditures is primarily due to the $6.1 million capital spent to acquire a hot mixed asphalt plant.

Cash flow provided by financing activities was $12.3 million for the nine months ended September 30, 2000 and $24.0 million for the nine months ended September 30, 1999. There was a $3.1 million reduction in long term debt in the nine months ended September 30, 2000 and a $31.0 million increase in long term debt in the same period in 1999. Advances under the revolving credit facility were $13.7 million in the nine months ended September 30, 2000, compared to a $2.8 million reduction in the same period in 1999.

Interest payments on our 13% senior subordinated notes due 2009 ($150 million outstanding as of September 30, 2000), senior debt service under our senior secured credit facilities, working capital, capital expenditures and mine development expenditures, incurred in the normal course of business as current deposits are depleted, represent our significant liquidity requirements. Future acquisition opportunities will also represent potentially significant liquidity requirements.

Under our senior secured credit facilities, as of September 30, 2000, we had $39.1 million outstanding under the tranche A term loan facility and $94.0 million outstanding under the tranche B term loan facility. In addition, these credit facilities provide us with a $50 million revolving credit facility and a $40 million acquisition term loan facility. The revolving credit facility was partially drawn for $13.7 million as of September 30, 2000, and $6.6 million was allocated for letters of credit leaving $29.7 million available for our use.
The revolving credit facility is available for general corporate purposes, including working capital and capital expenditures, but excluding acquisitions, and includes sublimits of $12.0 million and $3.0 million, respectively, for letters of credit and swingline loans. Debt under the senior secured credit facilities is collateralized by substantially all of our assets, including our real and personal property, inventory, accounts receivable and other intangibles.

For description of the senior secured credit facilities and the indenture under which our senior subordinated notes have been issued, including certain restrictions that these agreements impose upon us, please see our registration statement on Form S-4 relating to our senior subordinated notes filed with Securities and Exchange Commission.

Capital expenditures increased $6.6 million, or 55%, to $18.5 million in the nine months ended September 30, 2000, including $6.1 million for a hot mixed asphalt plant in our aggregates business, from $11.9 million in the nine months ended September 30, 1999. Excluding possible acquisitions, our expected capital expenditure and mine development requirements for the remainder of 2000 and 2001 are $3.2 million and $21.7 million, respectively.

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

                          PART II. OTHER INFORMATION

Item I. Legal Proceedings

We are a defendant in various lawsuits related to our businesses. These maters include lawsuits relating to the exposure of persons to crystalline silica as discussed in detail in our registration statement on Form S-4 relating to our senior subordinated notes filed with the Securities and Exchange Commission. Although we do not believe that these lawsuits are likely to have a material adverse effect upon our business, we cannot predict what the full effect of these or other lawsuits will be. We currently believe, however, that these claims and proceedings in the aggregate are unlikely to have a material adverse effect on us.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.
-----------

27      Financial Data Schedule

(b)     Reports on Form 8-K

None.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2000                       Better Minerals & Aggregates Company

                                        By: /s/ Gary E. Bockrath
                                            ----------------------------------
                                            Name:  Gary E. Bockrath
                                            Title: Vice President and Chief
                                                   Financial Officer

                                 EXHIBIT INDEX

Exhibit No.
-----------

27      Financial Data Schedule