Form 10-K
period 2000-12-31
BETTER MINERALS & AGGREGATES CO
filed 2001-03-27
CIK 1108673

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                   FORM 10-K
                           FOR ANNUAL AND TRANSITION
                   REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

     (Mark One)
     [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

                                      OR

     [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _________

                       Commission file number 333-32518

                     BETTER MINERALS & AGGREGATES COMPANY
            (Exact name of registrant as specified in its charter)

               Delaware                                 55-0749125
     (State or other jurisdiction of                (I.R.S. employer
      incorporation or organization)              identification number)

                         Route 522 North, P.O. Box 187
                     Berkeley Springs, West Virginia 25411
         (Address of principal executive offices, including zip code)

     Registrant's telephone number, including area code:  (304) 258-2500

     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. [X]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

     Class                                   Outstanding as of March 1, 2001
     -----                                   -------------------------------
     Common Stock                            100 shares

     Documents incorporated by reference:   None

                               TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----
Forward-Looking Information.....................................................................      i

Industry Data...................................................................................     ii

Measurements....................................................................................     ii

PART I..........................................................................................      1

   Item 1.     Business.........................................................................      1

   Item 2.     Properties.......................................................................     11

   Item 3.     Legal Proceedings................................................................     12

   Item 4.     Submission of Matters to a Vote of Security Holders..............................     14

PART II.........................................................................................     14

   Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters............     14

   Item 6.     Selected Financial Data..........................................................     14

   Item 7.     Management's Discussion and Analysis of Financial Condition and
                Results of Operations...........................................................     16

   Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.......................     27

   Item 8.     Financial Statements and Supplementary Data......................................     28

   Item 9.     Changes In and Disagreements With Accountants on Accounting and
                Financial Disclosure............................................................     55

PART III........................................................................................     56

   Item 10.    Directors and Executive Officers of the Registrant...............................     56

   Item 11.    Executive Compensation...........................................................     59

   Item 12.    Security Ownership of Certain Beneficial Owners and Management...................     64

   Item 13.    Certain Relationships and Related Transactions...................................     68

PART IV.........................................................................................     70

   Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................     70

SIGNATURES......................................................................................     72

INDEX TO EXHIBITS...............................................................................    E-1

                          Forward-Looking Information

        This Annual Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our plans, intentions and expectations reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that our plans, intentions or expectations will be achieved. We caution investors that all forward-looking statements involve risks and uncertainties, including those arising out of economic, climatic, political, regulatory, competitive and other factors. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 21E. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements we make in this Annual Report on Form 10-K are set forth in this Annual Report on Form 10-K. We believe that the following factors, among others, could affect our future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this Annual Report on Form 10-K:

        - general and regional economic conditions, including the economy in the states in which we have production facilities and in which we sell our products;

        -     demand for residential and commercial construction;

        -     demand for automobiles and other vehicles;

        -     interest rate changes and changes in financial markets generally;

        - levels of government spending on road and other infrastructure construction;

        - the competitive nature of the industrial minerals and aggregates industries;

        - operating risks typical of the industrial minerals and aggregates industries;

        - difficulties in, and unanticipated expense of, assimilating newly-acquired businesses;

        - fluctuations in prices for, and availability of, transportation, power, petroleum-based products and other energy products;

        -     unfavorable weather conditions;

        - regulatory compliance, including compliance with environmental and silica exposure regulations, by us and our customers;

        -     litigation affecting us and our customers;

        - changes in the demand for our products due to the availability of substitutes for products of our customers; and

        -     labor unrest.

Except for our obligations under the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, our future performance may differ materially from that expressed or implied by the forward-looking statements discussed in this Annual Report on Form 10-K.

                                 Industry Data

        Information contained in this Annual Report on Form 10-K concerning the industrial minerals and aggregates industries, our general expectations concerning these industries and our market position and market share within these industries and the end use markets we serve are based on estimates prepared by us using data from various sources (primarily the U. S. Geological Survey, including its web site at www.usgs.gov, the Committee on Environment and Public Works of the United States Senate and data from our internal research) and on assumptions made by us, based on that data and our knowledge of these industries, which we believe to be reasonable. We believe data regarding the industrial minerals and aggregates industries and our market position and market share within those industries and the end use markets we serve are inherently imprecise, but are generally indicative of their size and our market position and market share within those industries and end use markets. While we are not aware of any misstatements regarding any industry data presented in this Annual Report on Form 10-K, our estimates, particularly as they relate to our general expectations concerning the industrial minerals and aggregates industries, involve risks and uncertainties and are subject to change based on various factors, including those discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Significant Factors Affecting Our Business" and elsewhere in this Annual Report on Form 10-K. Information contained in this Annual Report on Form 10-K relating to the Transportation Equity Act for the 21st Century comes primarily from the United States Department of Transportation's web site located at www.fhwa.dot.gov. The information contained in, or linked to, the web sites referenced in this paragraph does not constitute part of this Annual Report on Form 10-K.

                                 Measurements

        When used in this Annual Report on Form 10-K:

        - data in tons or tonnage is measured in "short" tons (2,000 pounds);

        - mesh refers to size measured in sieve openings per square inch and thus as mesh size increases, particle size decreases; and

        -     microns refer to size (one micron is equal to 0.00004 of an inch).

                                    PART I

Item 1.    Business

Overview of Better Minerals & Aggregates Company

        We mine, process and market industrial minerals, principally industrial silica, in the eastern and midwestern United States. We also mine, process and market aggregates and produce and market hot mixed asphalt in certain parts of Pennsylvania and New Jersey.

        We are the second leading producer of industrial silica in the United States, accounting for approximately 24% of industry volume in 2000, and believe that we have leading positions in most of our key end use markets for our silica products, typically occupying the number one or two position by sales. These end use markets include container glass, fiberglass, specialty glass, flat glass, fillers and extenders, chemicals and ceramics. We also supply our silica products to the foundry, building materials and other end use markets.

        Our customers use our aggregates, which consist of high quality crushed stone, construction sand and gravel, for road construction and maintenance, other infrastructure projects and residential and commercial construction and to produce hot mixed asphalt and concrete products. We also use our aggregates to produce hot mixed asphalt.

        We operate a network of 26 production facilities in 14 states. Many of our production facilities are located near major modes of transportation and our significant customers, which reduces transportation costs and enhances customer service. Our principal industrial minerals and aggregates properties each have deposits that we believe will support production in excess of 15 years. Our industrial minerals business (substantially all the sales of which consists of silica products) and our aggregates business accounted for 64% and 36% of our sales, respectively, for the year ended December 31, 2000.

Products

        We operate in two business segments: industrial minerals products and aggregates products.

        Industrial Minerals. Our industrial minerals products are processed to meet a broad range of chemical purity, particle shape and sizing specifications. Our key industrial minerals products are known as unground silica, ground silica, fine ground silica, kaolin and aplite. Our unground silica products consist of silica of various size grades ranging from 120 to 20 mesh. For the year ended December 31, 2000, we sold 5.4 million tons of unground silica. Our ground silica products consist of unground silica that is further processed into sizes of 40 to 125 microns. For the year ended December 31, 2000, we sold 600,000 tons of ground silica. Our fine ground silica products consist of ground silica that we have further processed with highly engineered equipment into size grades of 5 to 40 microns. For the year ended December 31, 2000, we sold 57,000 tons of fine ground silica. In addition to our silica products we also produce a limited amount of kaolin and aplite. Kaolin is a mineral co-product in our production of silica in Kosse, Texas that we sell primarily as a filler and extender to the paints and coatings industry. Aplite is an alumina source produced at our Montpelier, Virginia facility that we sell primarily to the glass industry.

        Aggregates. Our aggregates products include high quality crushed stone, construction sand and gravel, which we provide in various sizes, and hot mixed asphalt. Hot mixed asphalt is a densely packed combination of approximately 95% crushed stone, sand or gravel bound together by asphalt oil. A major component of the road system in the United States, hot mixed asphalt covers approximately 95% of the paved roads in the United States, and the hot mixed asphalt industry generates over $10 billion in sales annually in the United States. Market growth and demand is primarily driven by road construction and population growth. We sold 4.9 million tons of our aggregates products (excluding sales of hot mixed asphalt) and 1.8 million tons of our hot mixed asphalt for the year ended December 31, 2000.

        We produce a high quality, anti-skid asphalt using the Superpave system. Superpave is a relatively new approach to asphalt mix design, which provides designers with standards for customizing roadway mixes for specific weather and traffic conditions. This new set of standards generally requires high quality aggregates that conform to a variety of specific characteristics, including hardness, absorption, size and shape. Many state governments have elected to require their roadways to conform to the Superpave standards. For example, the Pennsylvania Department of Transportation requires all roadway contracts to include the use of the Superpave standards. We have the ability both to supply our customers with the quality of aggregates required by the Superpave system as well as to manufacture Superpave-compliant asphalt from our own aggregates.

End Use Markets and Customers

        Our industrial minerals and aggregates businesses generate sales from a diversified base of customers and end use markets. During the year ended December 31, 2000, we exceeded $10 million in sales in each of 9 distinct end use markets, and no single customer accounted for more than 6% of our sales.

        Industrial Minerals. Our industrial mineral products are sold into a variety of end use markets, as described below.

        Container Glass. We supply unground silica and aplite to the container glass end use market for use in the production of food, beverage and liquor bottles.

        Fiberglass. We supply unground and ground silica and aplite to the textile and insulation fiberglass end use markets. Textile fiberglass is used in the production of roofing products and composites for automotive parts, sports equipment and boats. Insulation fiberglass is used to maximize energy efficiency in buildings by insulating heating and cooling ducts, attics, basements and exterior walls.

        Specialty Glass. We supply unground and ground silica and aplite to the specialty glass end use market for use in the production of television tubes, lights and tableware. Because of the higher quality standards in this market, certain of our industrial minerals for specialty glass are shipped nationally and regionally and also are exported.

        Flat Glass. We supply unground silica to the flat glass end use market for use in the production of automotive glass and windows. Windows are primarily used in commercial and residential construction and remodeling.

        We estimate that in 2000 our shipments of industrial silica to the container glass, fiberglass, specialty glass and flat glass end use markets accounted for approximately 29% of the total volume of industrial silica shipped to the glass end use markets in the United States.

        Foundry. We supply unground and ground silica to the foundry end use market for use in the production of automotive, heavy equipment and machine tool castings. We estimate that in 2000 we accounted for approximately 14% of the silica volume shipped to the foundry end use market in the United States.

        Fillers and Extenders. We supply unground, ground and fine ground silica and kaolin to the paints and coatings end use market as fillers and extenders in the production of architectural, industrial and traffic paints, and to the rubber and plastic end use market for use in the production of epoxy molded countertops and silicone rubber. We estimate that in 2000 we accounted for approximately 30% of the silica volume shipped to the fillers and extenders end use market in the United States. We are able to ship certain of these products, which are primarily marketed on a local basis, to customers nationally as well as regionally. In addition, we are also able to compete internationally with some of these products.

        Building Materials. We supply unground, ground and fine ground silica and kaolin to the building materials end use market for use in the production of bricks, stucco, concrete and asphalt shingles. We estimate that in 2000 we accounted for approximately 24% of the silica volume shipped to the building materials end use market in the United States.

        Chemicals. We supply unground and ground silica to the chemicals end use market where it is used in the manufacture of sodium silicate, which is used in products such as detergents, paper textile, finishing and dental products. We estimate that in 2000 we accounted for approximately 73% of the silica volume shipped to the chemicals end use market in the United States.

        Ceramics. We supply unground, ground and fine ground silica and kaolin to the ceramics end use market for use in the production of ceramic whiteware, floor tiles and glaze formulations. We estimate that in 2000 we accounted for approximately 29% of the silica volume shipped to the ceramics end use market in the United States.

        Other. We also supply our silica, kaolin and aplite to a variety of additional markets. For example, our silica is used as fracturing sand in the oil and gas end use market and in athletic fields, race tracks, sand boxes, playgrounds and golf courses.

        Aggregates. We supply our aggregates products primarily to the paving and construction end use market in southern New Jersey and southeastern and western Pennsylvania for use in pavements. We also supply our aggregates for use in outside recreational facilities, sport stadiums and residential and commercial construction. We use the remainder of our aggregates to produce hot mixed asphalt.

     Our aggregates business is highly seasonal, due primarily to the effect of weather conditions on construction activity in the markets that we serve. Poor weather during the peak season of our aggregates business from April through November could result in lower sales of aggregates by reducing or delaying road construction and maintenance, other infrastructure projects and residential and commercial construction. In the past, significant changes in weather conditions during this period have caused variations in demand for aggregates. In addition, because we are not as geographically diverse as some of our aggregates competitors, we may be more vulnerable than these competitors to poor weather conditions in the geographic areas in which we operate.

     In 1998, Congress established the Transportation Equity Act for the 21st Century ("TEA-21"). TEA-21 establishes a $218 billion transportation program that provides for increased federal funding for highways and related infrastructure improvements through 2003. TEA-21 authorizes average annual federal spending on highways and related infrastructure improvements of approximately $26 billion. In Pennsylvania and New Jersey, our primary aggregates markets, average annual federal spending on highways and related infrastructure improvements under TEA-21 is projected to be approximately 47% and 30% higher, respectively, than under the predecessor program.

     Many of our aggregates customers depend substantially on government funding of highway construction and maintenance and other infrastructure projects. Although TEA-21 provides for increased federal funding for highways and related infrastructure improvements through 2003, there can be no assurance that any successor program adopted by Congress, if one is adopted at all, will provide for equivalent or increased government funding. Furthermore, although TEA-21 provides for federal funding through 2003, state and municipal governmental entities need to provide for matching funds in order to obtain federal funding under TEA-21, and state and municipal governmental entities have separate approval processes relating to the matching of any federal funding for highways that have not been completed. Accordingly, a decrease in federal funding of highways and related infrastructure improvements after the expiration of TEA-21, or a failure of states or municipalities to match the federal funding to be provided by TEA-21, could adversely affect our revenue and profits in our aggregates business. In addition, unlike some of our competitors, we currently sell our aggregates products almost entirely in only two states, Pennsylvania and New Jersey. As a result, we are more vulnerable than our more geographically diverse competitors to decreases in state government highway spending in those states.

Sales and Marketing

     We market our industrial minerals products primarily on a local basis. Our local sales and marketing efforts are each managed by a regional sales person, and are directed to meet our local customers' specific needs. Our technical and customer service personnel support our local sales and marketing personnel. Certain of our smaller local customers are primarily serviced by customer service representatives located at our facilities. We also sell to distributors for resale to customers who desire to purchase a combination of our industrial minerals and other products that the distributor supplies.

     In the case of our customers that have facilities in multiple states, we also direct our sales and marketing efforts at the corporate headquarters level. While competition for these customers generally remains at the local level, the terms of certain of our agreements are negotiated with the customer at the corporate level. Our national account managers also coordinate multi-disciplinary teams that work with these customers and their technical and engineering departments to jointly develop specifications for industrial minerals to meet their local product and application needs. In addition, we provide technical and customer service to these customers' individual facility locations at the local level.

     We market our aggregates products, including our hot mixed asphalt, directly through our local sales force, which calls on our customers at their facilities.

Competition

     We operate in the highly competitive industrial silica and aggregates industries. Transportation costs are a significant portion of the total cost of industrial minerals and aggregates to customers, typically representing up to 50% of that cost. As a result, the industrial minerals and aggregates markets are typically local, and competition from beyond the local area is limited. Although we experience competition in all of our end use markets, we believe that we are a leading producer in the key end use markets and geographic areas that we serve.

     The industrial silica industry is a competitive market that is characterized by a small number of large, national producers and a larger number of small, regional producers. We are the second leading producer of industrial silica in the United States, accounting for approximately 24% of industry volume in 2000. We compete with, among others, Unimin Corporation, Fairmount Minerals, Inc., Oglebay Norton Industrial Sands, Inc. and Badger Mining Corporation. Competition in the industrial minerals industry is based on price, consistency and quality of product, site location, distribution capability, customer service, reliability of supply, breadth of product offering and technical support. In addition, there is significant underutilized capacity in the industrial minerals industry that could adversely affect the pricing of our industrial minerals products.

     In recent years, the aggregates industry has seen increasing consolidation, although competition remains primarily local. Competition in the aggregates industry is based primarily on price, quality of product, site location, distribution capability and customer service. Due to the high cost of transportation relative to the value of the product, competition within the aggregates industry favors producers with aggregates production facilities in close proximity to transportation modes and customers. Accordingly, in Pennsylvania and New Jersey, we compete primarily with local or regional operations. In addition, in western Pennsylvania, slag, a residue from steel processing, also competes with our aggregates products.

     Many of our competitors are large companies that have greater financial resources than we do, may develop technology superior to ours and have production facilities that are located closer to key customers. We cannot guarantee that we will be able to compete successfully against our competitors in the future or that competition will not have a material adverse effect on us.

Production and Distribution

        Our production process for our industrial minerals generally consists of mining mineral ore followed by a number of processing steps. All of our industrial minerals mining operations involve surface mining. As is customary in our industry, some of our mining operations, particularly drilling and blasting, are outsourced to third parties. After the mineral ore is mined we crush it into various sizes, depending on the specific customer application. We then remove impurities from the materials in a washing process and remove oversized particles by screening. Moisture is removed through a drying process and the product is loaded into trucks or rail cars for shipment or is bagged before shipping.

        We ship our industrial mineral products direct to our customers by either truck or rail. Bagged product is generally distributed by truck. We sometimes utilize rail-truck transfer stations to deliver our products if we can thereby achieve lower delivery costs to a given customer or region. Almost all our truck shipments of industrial minerals are carried out by third parties. Our rail shipments are generally made by railcar equipment owned by the railroad, although for some customers and regions we lease our own railcars. Given the value to weight ratio of most of our industrial mineral products, the cost-effective distribution range is approximately 200 miles. For some of our high margin fine ground silica and other specialty products such as kaolin, we can effectively distribute our products nationally and, in some cases, internationally.

        Our production process for our aggregates consists of mining mineral ore and then crushing it into various sizes based on customer specifications. All of our aggregates mining operations involve surface mining, except for two that involve underground mining. Generally, surface mining is subject to less operational risk than underground mining. We either ship our aggregates products directly to our customers by truck, typically within 75 miles of the plant, or store it at our facility to meet future customer demand. In certain instances we deliver large orders by rail. Our hot mixed asphalt is produced by mixing our aggregates with asphalt oil, blending to customer specifications and then delivering by truck typically within 30 miles of the plant.

        Our Commercial Aggregates Transportation and Sales, LLC ("CATS") subsidiary runs a cooperative fleet of dump trucks owned by independent contractors. CATS hires these trucks for hauling aggregates and other bulk materials. In return, the independent trucking contractors benefit from a steady source of work and bulk discounts on fuel, tires and other services. CATS enables us to secure reliable access to a fleet of approximately 200 dump trucks on a cost-effective basis.

Technical Support

        We operate an industrial minerals laboratory to monitor the quality of our products, plants and services. The laboratory has four principal functions. The technical service function provides support to both current and prospective customers and performs controlled tests for a variety of applications. The lab also assists foundries in their quality control programs through periodic testing of their sand and equipment, a service that has enabled us to increase our business by acquiring several large foundries as customers. The application function evaluates the chemical, physical and performance characteristics of our products and those of our competitors. These evaluations assist us in developing new products and applications and enable us to provide our customers with technical support and recommendations. The analytical function both provides support for plants lacking the ability to provide certain technical information to customers, and analyzes drill core samples to provide data for short- and long-term mine planning. The mineral processing function is designed to simulate all plant processes, primarily preparing and analyzing drill core samples for mine planning purposes and providing expertise in plant problem troubleshooting. We are ISO 9002 registered at nine plants.

Government Regulation

        Environmental Matters. We are subject to a variety of governmental regulatory requirements relating to the environment, including those relating to our handling of hazardous materials and air and wastewater emissions. Some environmental laws impose substantial penalties for noncompliance, and others, such as the federal Comprehensive Environmental Response, Compensation, and Liability Act, impose strict, retroactive and joint and several liability upon persons responsible for releases of hazardous substances.

        We believe that we have all material environmental permits, that our operations are in substantial compliance with applicable laws and that any noncompliance is not likely to have a material adverse effect on us. Through periodic self-audits, we continually evaluate whether we must take additional steps to ensure compliance with existing environmental laws. However, if we fail to comply with present and future environmental laws and regulations, we could be subject to liabilities or our operations could be interrupted. In addition, future environmental laws and regulations could restrict our ability to expand our facilities or extract our mineral deposits or could require us to acquire costly equipment or to incur other significant expenses in connection with our business. Although we believe we have made sufficient capital expenditures to achieve substantial compliance with existing environmental laws and regulations, future events, including changes in any environmental requirements and the costs associated with complying with such requirements, could have a material adverse effect on us.

        We have taken a number of steps to minimize potential environmental liabilities and address environmental activities in a proactive manner, including performing regular environmental audits, performing Phase 1 environmental assessments on all of our properties in 1995 and, prior to acquisition, on all properties acquired after that time, removing all known underground storage tanks, replacing PCB-containing transformers with non-PCB transformers, entering into a national waste disposal contract that limits our waste disposal liability and developing and implementing an "environmental information management system" to allow us to better track permits and compliance matters.

        Some of our facilities have a long history of industrial operations. As such, we may have liability for cleanup of contamination from historical discharges of hazardous materials.

For example, we may be required to remediate groundwater contamination at our Rockwood, Michigan facility. Although the contamination has not moved off of our site and has not affected drinking water supplies, further action may be required by state authorities. Our Ottawa, Illinois facility has trace levels of arsenic contamination in the groundwater beneath the quarries. Studies show that there is no health risk to workers and that the product is not contaminated. We believe that we have claims against responsible third parties or have insurance coverage for these matters. We also believe that, even assuming third-party or insurance recoveries were not successful, all such remediation matters, individually or in the aggregate, would not have a material adverse effect on us. We have identified other areas of historic waste disposal on our properties. Historically, the waste, pallets, bags, scrap metal and other wastes from the plant sites were dumped on certain of our lands. The presence of the disposal areas has not materially impacted, and is not expected to materially impact, our operations or otherwise have a material adverse effect on us.

        Regulation of Silica. The Occupational Safety and Health Administration, or OSHA, regulates work place exposure to crystalline silica at our customer locations through a "permissible exposure level," commonly referred to as a PEL. OSHA has designated crystalline silica as a priority for rulemaking and announced that it will publish a Notice of Proposed Rule Making, or NPRM, on crystalline silica in 2001. The NPRM is expected to propose a lower PEL for crystalline silica. Although we are uncertain as to what OSHA will ultimately propose, it is probable that a significantly lower PEL will be proposed for quartz, the form of silica mined, processed and sold by us. However, we do not expect any final OSHA rule on crystalline silica to be adopted until several years after the NPRM is published.

        The Mining Safety and Health Administration, or MSHA, regulates occupational health and safety matters for mining. Accordingly, MSHA regulates our quarries, underground mines and industrial mineral processing facilities. The MSHA "threshold limit value" for crystalline silica as quartz is the same as the current OSHA PEL. MSHA is expected to follow OSHA's actions regarding the permissible limits of exposure to crystalline silica for mining.

        The Environmental Protection Agency, or EPA, recently announced that it would begin its review of crystalline silica in 1999 under its Integrated Risk Information System, or IRIS, program. Essentially, the EPA will conduct a risk assessment regarding the cancer and non-cancer health effects of crystalline silica and possibly develop reference concentrations for non-cancer health effects and unit risk factors for cancer health effects. These reference concentrations and unit risk factors, if developed, will be entered into the EPA IRIS database. In addition, several states have considered, and a few have promulgated, regulations regarding crystalline silica air emissions. For example, in Oklahoma and Texas, crystalline silica is considered a toxic air contaminant. As such, these states have established maximum allowable ambient concentrations, or MAACs, for crystalline silica (quartz). Generally, these MAACs establish limits for facility crystalline silica emissions, measured at the facility property line. The IRIS initiative and state MAAC standards could result in lower permit limits requiring costly equipment upgrades or operational restrictions.

        In 1999, Massachusetts proposed that crystalline silica be defined as a toxic substance for purposes of the state's toxic use reduction act program. The toxic use reduction act program imposes fees on the use of toxic substances and requires certain users of toxic substances to develop plans to reduce the use of the toxic substance. California requires that a warning accompany any chemical that the state has published as being known to cause cancer. "Silica, crystalline (airborne particles of respirable size)" has been included as a carcinogen under these criteria since 1988. These state programs may have the effect of reducing our customers' demand for silica products.

        We believe that we materially comply with governmental requirements for crystalline silica exposure and emissions and other regulations relating to silica and plan to continue to comply with these regulations. However, we cannot guarantee that we will be able to comply with any new standards that are adopted or that these new standards will not have a material adverse effect on us by requiring us to modify our operations or equipment or shut down some of our plants. Additionally, we cannot guarantee that our customers will be able to comply with any new standards or that any such new standards will not have a material adverse effect on our customers by requiring them to shut down old plants and to relocate plants to locations with less stringent regulations that are further away from us. Accordingly, we cannot at this time reasonably estimate our costs of compliance or the timing of any costs associated with any new standards, or any material adverse effects that any new standards will have on our customers and, consequently, on us.

        Mining and Processing of Minerals. In addition to the regulatory matters described above, the industrial minerals and aggregates industries are subject to extensive governmental regulation on matters such as permitting and licensing requirements, plant and wildlife protection, wetlands protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. Our future success depends upon the quantity of our industrial minerals and aggregates deposits and our ability to extract these deposits profitably. It is difficult for us to estimate quantities of recoverable deposits, in part due to future permitting and licensing requirements. We believe we have obtained all material permits and licenses required to conduct our present mining operations. However, we will need additional permits and renewals of permits in the future. We may be required to prepare and present to governmental authorities data pertaining to the impact that any proposed exploration or production activities may have upon the environment. New site approval procedures may require the preparation of archaeological surveys, endangered species studies and other studies to assess the environmental impact of new sites. Compliance with these regulatory requirements is expensive, requires an investment of funds well before the potential producer knows if its operation will be economically successful and significantly lengthens the time needed to develop a new site. Furthermore, obtaining or renewing required permits is sometimes delayed or prevented due to community opposition and other factors beyond our control. New legal requirements, including those related to the protection of the environment, could be adopted that could materially adversely affect our mining operations (including the ability to extract mineral deposits), our cost structure or our customers' ability to use our industrial minerals or aggregates products.

        For most of our operations, state statutes and regulations or local ordinances require that mine property be restored in accordance with specific standards and an approved reclamation plan. We believe that we are making adequate provisions for all expected reclamation and other costs relating to expected mine closures in the reasonably foreseeable future. We believe that future costs associated with reclamation provisions and mine closures will not have a material adverse effect on us. Nevertheless, we could be adversely affected if these provisions were later determined to be insufficient, or if future costs associated with reclamation are significantly greater than our current estimates. Accordingly, there can be no assurance that current or future mining regulation will not have a material adverse effect on our business or that we will be able to obtain or renew permits in the future.

Employees

        As of March 1, 2001, we had approximately 1,053 employees, of which approximately 538 were represented by 12 local unions under 12 union contracts. These union contracts have remaining durations ranging from one to five years. Over the last 10 years, we have been involved in numerous labor negotiations, only two of which have resulted in a work disruption at two of our 26 facilities. During these disruptions, the operations of the facilities and our ability to serve our customers were not materially affected. Although we consider our current relations with our employees to be good, if we do not maintain these good relations, or if a work disruption were to occur, we could suffer a material adverse effect.

Item 2.   Properties

     We own or lease a number of properties located in the eastern and midwestern United States. Our headquarters is in Berkeley Springs, West Virginia. Set forth below is the location, use, status and number of years of remaining reserves as of December 31, 2000 for each of our principal properties:

                                                                                   Number of Years
      Location                          Use                         Status      Remaining Reserves/1/
--------------------     -------------------------------------   ------------   ---------------------
Berkeley Springs, WV     Corporate offices                       Owned                        N/A

Industrial Minerals
Berkeley Springs, WV     Silica mining and processing            Owned                         25
Cedar Lake, NJ           Silica mining and processing            Owned                          6
Columbia, SC             Silica mining and processing            Leased                        27
Dubberly, LA             Silica mining and processing            Owned/Leased                  35
Dundee, OH               Silica mining and processing            Owned                         78
Hurtsboro, AL            Silica mining and processing            Owned/Leased                   9
Jackson, TN              Silica mining and processing            Owned                         32
Kosse, TX                Silica and kaolin mining and            Owned/Leased                  32
                            processing
Mapleton Depot, PA       Silica mining and processing            Owned/Leased                  26
Mauricetown, NJ          Silica processing                       Owned                        N/A
Mill Creek, OK           Silica mining and processing            Owned/Leased                  25
Millville, NJ            Silica mining and processing            Owned/Leased                  24
Montpelier, VA           Aplite mining and processing            Owned/Leased                  47
Ottawa, IL               Silica mining and processing            Owned                         63
Pacific, MO              Silica mining and processing            Owned                         70
Port Elizabeth, NJ       Silica mining and processing            Owned                         40
Rockwood, MI             Silica processing                       Owned                        N/A

Aggregates
Adamsburg, PA            Hot mixed asphalt plant                 Owned                        N/A
Berlin, NJ               Construction sand mining and            Owned                         14
                            processing
Ottsville, PA            Stone quarry; hot mixed asphalt plant   Owned                         30
Penns Park, PA           Stone quarry; hot mixed asphalt plant   Owned                         31
Rich Hill, PA            Stone quarry                            Owned/Leased                  30
Sewickly, PA             Hot mixed asphalt plant                 Owned                        N/A
Springfield Pike, PA     Stone quarry; hot mixed asphalt plant;  Owned                         46
                            offices
Upper Township, NJ       Construction sand mining and            Owned/Leased                   4
                            processing
Washington, PA           Hot mixed asphalt plant                 Owned                        N/A

     With respect to each operation at which we mine industrial minerals and aggregates, we obtain permits from various governmental authorities prior to the commencement of mining. The current permitted deposits on our properties are sufficient to support production, based on historical rates of production, for an average of approximately 10 years, ranging from approximately four years to approximately 78 years. We obtain permits to mine deposits as needed in the normal course of business based on our mine plans and state and local regulatory provisions regarding mine permitting and licensing. Based on our historical permitting

-----------------------
/1/ The number of years of remaining reserves for each of our principal properties as of December 31, 2000 is based on extraction and production information collected during 2000.

experience, we expect to be able to continue to obtain necessary mining permits to support historical rates of production. Industrial minerals and aggregates properties which have deposits (which include both permitted and unpermitted deposits) that we believe are sufficient to support production for over 15 years accounted for approximately 97% of our sales for the year ended December 31, 2000. Additionally, to further assure sufficient deposits and adequate facilities to meet future demand, we plan to obtain new deposits through expansion of existing sites, where feasible, and acquisitions of industrial minerals and aggregates businesses.

        Some of our mining leases can be indefinitely renewed by us on an annual basis while others have terms ranging from two to 50 years (including unilateral renewal rights). These leases generally provide for royalty payments to the lessor based on a specific amount per ton or a percentage of revenue. In addition, we have a number of non-mining leases that relate to the above properties that permit us to perform activities that are ancillary to the mining of industrial minerals or aggregates such as surface use leases that allow haul trucks to transport material from the mine to the plant site.

Item 3.     Legal Proceedings

General

        We are a defendant in various lawsuits related to our business. These matters include lawsuits relating to the exposure of persons to silica, as discussed in detail below. Although we cannot predict what the full effect of these or other lawsuits will be, we currently believe that these claims and proceedings in the aggregate are unlikely to have a material adverse effect on us.

Product Liability

        The inhalation of respirable crystalline silica is associated with several adverse health effects. First, it has been known since at least the 1930s that prolonged inhalation of respirable crystalline silica can cause silicosis, an occupational disease characterized by fibrosis, or scarring, of the lungs. Second, since the mid-1980s, the carcinogenicity of crystalline silica has been at issue and the subject of much debate and research. In 1987, the International Agency for Research on Cancer, or IARC, an agency of the World Health Organization, classified crystalline silica as a probable human carcinogen. In 1996, a working group of IARC voted to reclassify crystalline silica as a known human carcinogen. On May 15, 2000, the National Toxicology Program, part of the Department of Health and Human Services, issued its ninth report on carcinogens, which reclassified crystalline silica (respirable size) from its previous classification as "a reasonably anticipated carcinogen" to "a known human carcinogen." Third, the disease silicosis is associated with an increased risk of tuberculosis. Finally, there is recent evidence of an association between crystalline silica exposure or silicosis and lung cancer and a possible association between crystalline silica exposure or silicosis and other diseases such as immune system disorders, like scleroderma, and end-stage renal disease.

        One of our subsidiaries, U.S. Silica, has been named as a defendant in an estimated 185 product liability claims alleging silica exposure filed in the period January 1, 2001 to March 1, 2001. U.S. Silica was named as a defendant in 154 similar claims filed in 1998, 497 filed in 1999 and 610 filed in 2000. U.S. Silica has been named as a defendant in similar suits since 1975; in each of the years 1983, 1987, 1995 and 1996, more than 100 claims were filed against U.S. Silica. The plaintiffs, who allege that they are employees or former employees of our customers, claim that our silica products were defective or that we acted negligently in selling our silica products without a warning, or with an inadequate warning. The plaintiffs further claim that these alleged defects or negligent actions caused them to suffer injuries and sustain damages as a result of exposure to our products. In almost all cases, the injuries alleged by the plaintiffs are silicosis or "mixed dust disease," a claim that allows the plaintiffs to pursue litigation against the sellers of both crystalline silica and other minerals. There are no pending claims of this nature against any of our other subsidiaries.

        As of March 1, 2001, there were an estimated 1,472 silica-related products liability claims pending in which U.S. Silica is a defendant. Almost all of the claims pending against U.S. Silica arise out of the alleged use of U.S. Silica products in foundries or as an abrasive blast media and have been filed in the states of Texas and Mississippi. Our financial liability to date for all silica-related claims has not been material.

        ITT Industries, Inc., successor to a former owner of U.S. Silica, has agreed to indemnify U.S. Silica for third party silicosis claims (including litigation expenses) filed against it prior to September 12, 2005 alleging exposure to U.S. Silica products for the period prior to September 12, 1985, to the extent of the alleged exposure prior to that date. This indemnity is subject to an annual deductible of $275,000, which is cumulative and subject to carry-forward adjustments. Pennsylvania Glass Sand Corporation, as a predecessor to U.S. Silica, was a named insured on insurance policies issued to ITT Industries for the period April 1, 1974 to September 12, 1985 and to U.S. Borax (another former owner) for the period September 12, 1985 to December 31, 1985. To date, we have not sought coverage under these policies. Although we cannot provide any assurance, coverage under these policies may be available to us. Ottawa Silica Company (a predecessor that merged into U.S. Silica in 1987) had insurance coverage on an occurrence basis prior to July 1, 1985.

        The silica-related litigation brought against us to date has not resulted in any material liability to us. However, it is likely that we will continue to have silica-related product liability claims filed against us, including claims that allege silica exposure for periods after January 1, 1986. We cannot guarantee that our current indemnity agreement with ITT Industries (which currently expires in 2005 and in any event only covers alleged exposure to U.S. Silica products for the period prior to September 12, 1985), or potential insurance coverage (which, in any event, only covers periods prior to January 1, 1986) will be adequate to cover any amount for which we may be found liable in such suits. Any such claims or inadequacies of the ITT Industries indemnity or insurance coverage could have a material adverse effect on us.

        The exposure of persons to silica and the accompanying health risks have been, and will continue to be, a significant issue confronting the industrial minerals industry. Concerns over silicosis and other potential adverse health effects, as well as concerns regarding potential liability arising from the use of silica, may have the effect of discouraging our customers' use of our silica products. The actual or perceived health risks of mining, processing and handling silica could materially and adversely affect silica producers, including us, through reduced use of silica products, the threat of product liability or employee lawsuits, increased levels of scrutiny by federal and state regulatory authorities of us and our customers or reduced financing sources available to the silica industry.

Item 4.     Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters

        Not applicable.

Item 6.     Selected Financial Data

        The following table sets forth selected historical consolidated financial and other data of U.S. Silica (Predecessor) and us (Successor) as of the end of and for the periods presented. We acquired U.S. Silica on February 9, 1996. U.S. Silica is therefore the Predecessor for financial reporting purposes. The selected historical consolidated financial data as of and for the years ended December 31, 2000, 1999 and 1998 have been derived from our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 1997 and 1996 are derived from the audited consolidated financial statements of the Successor and the Predecessor, respectively, that are not included in this Annual Report on Form 10-K. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                          Successor                                   Predecessor
                                             ----------------------------------------------------------------------  ------------
                                                                                                       February 10,   January 1,
                                                                                                       1996 through  1996 through
                                                            Year Ended December 31,                    December 31,   February 9,
                                             ----------------------------------------------------    --------------  ------------
                                                2000           1999(1)     1998(2)         1997            1996          1996
                                             ----------     ---------- ------------   -----------    --------------  ------------
                                                             (Dollars in Thousands)
Statement of Operations Data:
Sales....................................... $  299,335     $  244,802 $  169,943     $  154,470      $  129,061     $   14,247
Cost of goods sold..........................    222,754        175,971    126,127        114,055          95,904         11,814
Depreciation, depletion and amortization....     35,895         28,481     19,888         17,886          15,225          1,033
Selling, general and administrative.........     25,543         21,843     16,930         14,345          12,077          1,404
Incentive stock compensation expense (3)....        998             --     14,227             --              --             --
Operating income (loss).....................     14,145         18,507     (7,229)         8,184           5,855             (4)
Interest expense............................     36,359         19,590     10,269         10,513          10,074             13
Accretion of preferred stock warrants (4)...         --             56      1,254          1,374              --             --
Other income net, including interest income.     (1,575)        (2,171)    (1,881)        (1,742)           (598)          (534)
(Loss) income before income taxes...........    (20,639)         1,032    (16,871)        (1,961)         (3,621)           517
Provision (Benefit) for income taxes........    (11,091)        (2,714)    (2,204)        (2,239)         (2,101)           963
Net income (loss) before extraordinary loss.     (9,548)         3,746    (14,667)           278          (1,520)          (446)
Extraordinary loss (5)......................         --         (2,747)    (2,102)            --              --             --
Net income (loss)........................... $   (9,548)    $      999 $  (16,769)    $      278          (1,520)    $     (446)
Balance Sheet Data:
Cash........................................ $      860     $   13,573 $    2,222     $      402      $      954     $      748
Working capital.............................     38,086         45,715     19,508         12,277          11,724         16,573
Total assets................................    538,286        551,603    274,678        188,647         195,787        104,112
Total debt..................................    289,405        287,505    137,448         88,163          89,154             --
Stockholder's equity........................     53,216         64,335     23,396         26,022          22,755         54,984
Other Financial Data:
Capital expenditures........................ $   20,319     $   14,572 $    9,399     $    5,537      $    7,216     $      567
Cash interest expense.......................     33,266         10,925      9,269          8,731           6,609             --
Ratio of earnings to fixed charges (6)......      -- (7)           1.1      -- (7)         -- (7)          -- (7)          25.6



(1) Includes the results of the Morie Assets from April 9, 1999, the date of acquisition, and the results of Commercial Stone from October 1, 1999, the date of acquisition.
(2) Includes (i) with respect to the year ended December 31, 1998, the results of Pettinos from July 25, 1998, the date of acquisition, and (ii) with respect to the year ended December 31, 1998, the results of Better Materials from December 14, 1998, the date of acquisition.
(3) Represents non-cash compensation expense recorded in 2000 for stock grants to our new Chief Executive Officer and in 1998 due to the waiver by USS Holdings, our parent, of its right to repurchase certain capital stock held by our management.
(4) Represents the non-cash accretion in value of certain warrants granted with respect to preferred stock of USS Holdings. We recognize this charge as part of push down accounting because the warrants were issued in connection with debt issued by U.S. Silica. The obligation to satisfy any payments due in connection with these warrants was forgiven by USS Holdings during 1999.
(5) Represents non-cash charges and write-offs recorded in connection with our early retirement of certain subordinated debt in 1998, and the early retirement of certain senior debt in 1999.
(6) Under Item 503 of Regulation S-K, "earnings" for purposes of this calculation have been computed by adding to "income before extraordinary items" all taxes based on income or profits, total interest charges and the estimated interest element of rentals charged to income. "Fixed charges" include total interest charges and the estimated interest element of rentals charged to income.
(7) Earnings were insufficient to cover fixed charges by $20.6 million, $16.9 million, $2.0 million and $3.6 million for the years ended December 31, 2000, 1998 and 1997 and the period February 10, 1996 through December 31, 1996, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following information should be read in conjunction with our audited consolidated financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K.

Overview

        We mine, process and market industrial minerals, principally industrial silica, in the eastern and midwestern United States. We also mine, process and market aggregates and produce and market hot mixed asphalt in certain parts of Pennsylvania and New Jersey. We are a holding company that conducts substantially all our operations through our subsidiaries.

        We were incorporated in Delaware in January 1996 and purchased U.S. Silica Company, which was organized in 1927 as the Pennsylvania Glass Sand Corporation, from U.S. Borax in February 1996. After purchasing U.S. Silica, we subsequently completed the following acquisitions and disposition:

        - In July 1998, we acquired George F. Pettinos, Inc. ("Pettinos"), a producer of aggregates with operations in Berlin, New Jersey and a processor of silica with operations in Ontario, Canada.

        - In December 1998, we acquired Better Materials Corporation ("Better Materials"), an aggregates producer in southeastern Pennsylvania.

        - In April 1999, we acquired certain operating assets in southern New Jersey from Unimin Corporation (the "Morie Assets"), which are used in the production and sale of silica and aggregates.

        - In October 1999, we acquired Commercial Stone Co., Inc., a crushed stone and hot mixed asphalt producer in southwestern Pennsylvania, CATS and related quarry properties (collectively, "Commercial Stone").

        - In February 2000, we sold one of our two Canadian subsidiaries, George F. Pettinos (Canada) Limited ("PECAL").

In November 2000 we incorporated a new Delaware subsidiary, BMAC Services Co., Inc., to provide consulting and management services to our other subsidiaries.

Significant Accounting Policies

        We recognize sales at the time the product is shipped to our customers and title passes (generally when the product leaves our facility). Sales includes the costs of transportation borne by our customers when we pay the costs on their behalf and are reimbursed.

        Cost of goods sold includes the ongoing mining and processing costs of our operations (primarily labor costs, power costs, repair and maintenance costs, transportation costs on customer shipments, costs of hiring third party subcontractors to drill and blast in our mining operations, as well as lease royalty payments, where applicable) and non-cash charges associated with estimated net future costs of restoring and reclaiming operating mine sites. This provision is made at each operating location based on units of production and engineering estimates of total deposits. Selling, general and administrative expenses are the costs of operating our business, including corporate overhead and associated fees and expenses related to acquisitions. Management fees to our acquisition advisors and due diligence costs for any acquisitions that we are unable to complete are also included in this category.

        Acquired property and mineral deposits are recorded at cost. The purchase price of business acquisitions is allocated based on the fair values of assets acquired and liabilities assumed at that time. Depreciation is computed using the straight line method over the estimated useful lives of the assets, which ranges from 3 to 15 years. Depletion of mineral deposits is accounted for as the minerals or aggregates are extracted, based on units of production and engineering estimates of total deposits. Accordingly, depletion expense will increase or decrease with changes in the volumes of minerals or aggregates extracted or, prospectively, for changes in engineering estimates of total deposits. Amortization of various non-current assets such as non-competition agreements are made on a straight line basis over the life of the related agreement. Goodwill related to purchased acquisitions is amortized over 15 years.

Results of Operations

        The following table sets forth our consolidated statement of operations data for the three years ended December 31, 2000, 1999 and 1998, and the percentage of sales of each line item for the periods presented. This statement of operations data is derived from our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                    Year Ended December 31,
                                       -----------------------------------------------------------------------------
                                                 2000                       1999                      1998
                                       -----------------------   ------------------------   ------------------------
                                                                   (Dollars in Thousands)
Sales:
     Industrial minerals...........    $  192,280       64.2%      $  191,263      78.1%   $  166,446        97.9%
     Aggregates....................       107,055       35.8           53,539      21.9         3,497         2.1
                                       ----------     ------       ----------    ------    ----------      ------
Total sales........................       299,335      100.0          244,802     100.0       169,943       100.0
Cost of goods sold.................       222,754       74.4          175,971      71.9       126,127        74.2
Depreciation, depletion
  and amortization.................        35,895        12.0          28,481      11.6        19,888        11.7
Selling, general and
  administrative...................        25,543         8.5          21,843       8.9        16,930        10.0
Incentive stock compensation
  expense..........................           998         0.3              --        --        14,227         8.4
                                       ----------     -------      ----------    ------    ----------      ------
Operating income (loss)............        14,145         4.7          18,507       7.6        (7,229)       (4.3)
Interest expense...................        36,359        12.1          19,590       8.0        10,269         6.0
Accretion of preferred stock
  warrants.........................            --          --              56        --         1,254         0.7
Other income, net of interest
  income...........................        (1,575)       (0.5)         (2,171)     (0.9)       (1,881)       (1.1)
                                       ----------     -------      ----------    ------    ----------      ------
(Loss) income before income
  taxes............................       (20,639)       (6.9)          1,032       0.4       (16,871)       (9.9)
Benefit for income taxes...........       (11,091)       (3.7)         (2,714)     (1.1)       (2,204)        1.3
                                       ----------     -------      ----------    ------    ----------      ------
Net income (loss) before
  extraordinary loss...............        (9,548)       (3.2)          3,746       1.5       (14,667)       (8.6)
Extraordinary loss.................            --          --          (2,747)     (1.1)       (2,102)       (1.2)
                                       ----------     -------      ----------    ------    ----------      ------
Net income (loss)..................    $   (9,548)       (3.2)%    $      999       0.4%   $  (16,769)       (9.9)%
                                       ==========                  ==========              ==========

Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

        Sales. Sales increased $54.5 million, or 22.3%, to $299.3 million in the year ended December 31, 2000 from $244.8 million in the year ended December 31, 1999.

        Sales of industrial minerals increased $1.0 million to $192.3 million in the year ended December 31, 2000 from $191.3 million in the year ended December 31, 1999. Sales decreased $7.1 million due to the February 2000 sale of PECAL. Excluding PECAL's results for both periods, sales of industrial minerals increased $8.1 million, or 4.4%, to $190.5 million in the year ended December 31, 2000 from $182.4 million in the year ended December 31, 1999. The primary reasons behind the increase in industrial minerals sales were a $4.6 million increase in transportation costs billed to customers (increasing from $32.1 million in 1999 to $36.7 million in 2000), $2.4 million from the full year results from the acquisition of the Morie Assets, and an increase in sales to the oil and gas extraction market segment, partially offset by a decline in sales of calcined kaolin to the fillers and extenders market segment.

        Sales of aggregates increased $53.6 million to $107.1 million in the year ended December 31, 2000 from $53.5 million in the year ended December 31, 1999. The increase was primarily due to the full year results from the acquisitions of Commercial Stone and the Morie Assets, which resulted in the inclusion of additional sales of $52.1 million in the year ended December 31, 2000.

        Cost of Goods Sold. Cost of goods sold increased $46.8 million, or 26.6%, to $222.8 million in the year ended December 31, 2000 from $ 176.0 million in the year ended December 31, 1999.

        Cost of goods sold for industrial minerals increased $0.9 million to $140.7 million in the year ended December 31, 2000 from $139.8 million in the year ended December 31, 1999. Cost of goods sold decreased $5.9 million due to the February 2000 sale of PECAL. Excluding PECAL's results for both periods, cost of goods sold for industrial minerals increased $6.8 million, or 5.1%, to $139.2 million in the year ended December 31, 2000 from $132.4 million in the year ended December 31, 1999. The increase was primarily due to an increase of $4.6 million in transportation costs billed to customers, and a $4.0 million increase in the cost of drier fuel partially offset by reductions in other operating expenses.

        Cost of goods sold for aggregates increased $45.3 million to $81.4 million in the year ended December 31, 2000 from $36.1 million in the year ended December 31, 1999. The increase was primarily due to the inclusion of the full year results from the acquisitions of Commercial Stone and the Morie Assets, which resulted in an additional $42.7 million in cost of goods sold in the year ended December 31, 2000, along with $0.8 million in increased costs for petroleum based products in our eastern Pennsylvania and New Jersey aggregates operations, and $0.6 million in additional costs from a new aggregate sand plant which began operations in mid-2000.

        Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased $7.4 million, or 26.0%, to $35.9 million in the year ended December 31, 2000 from $28.5 million in the year ended December 31, 1999. The increase was primarily due to a $ 5.1 million increase from the acquisition of Commercial Stone, including a $0.5 million increase in annual depletion rates made at Commercial Stone in September 2000 after a reduction in the estimated available reserves at our related aggregates sites following a reserve analysis.

        Selling, General and Administrative. Selling, general and administrative expenses increased $3.7 million, or 17.0%, to $25.5 million in the year ended December 31, 2000 from $21.8 million in the year ended December 31, 1999. The increase was primarily due to the acquisition of Commercial Stone, which resulted in the inclusion of $2.6 million in additional expense, partially offset by a reduction of $0.5 million from the sale of PECAL in February 2000. Excluding the acquisition and divestiture, selling, general and administrative expenses increased $1.7 million, or 8.5%, to $21.8 million in the year ended December 31, 2000 from $20.1 million in the year ended December 31, 1999 due to a $1.3 million non-recurring compensation charge for the recruitment of our new chief executive officer.

        Incentive Stock Compensation Expense. Incentive stock compensation expense amounted to $1.0 million in the year ended December 31, 2000 as a result of the issuance of stock of our parent as part of the non-recurring costs associated with the recruitment of our new chief executive officer.

        Operating Income. Operating income decreased $4.4 million to $14.1 million in the year ended December 31, 2000 from $18.5 million in the year ended December 31, 1999.

        Operating income for industrial minerals increased $0.8 million to $13.7 million in the year ended December 31, 2000 from $ 12.9 million in the year ended December 31, 1999. The increase is primarily due to the factors noted earlier, and a reduction of $2.7 million in direct and allocated selling, general and administrative expense.

        Operating income for aggregates decreased $2.2 million to $4.5 million in the year ended December 31, 2000 from $6.7 million in the year ended December 31, 1999 due to the factors noted earlier and an increase of $3.1 million in allocated corporate overhead expense.

        Corporate expenses not allocated to the business segments increased $2.9 million to $4.0 million in the year ended December 31, 2000 from $1.1 million in the year ended December 31, 1999, primarily as a result of the non-recurring compensation expenses noted earlier, and an increase in consulting costs.

        Interest Expense. Interest expense increased $16.8 million, or 85.7%, to $36.4 million in the year ended December 31, 2000 from $19.6 million in the year ended December 31, 1999. The increase was primarily due to increased borrowings related to prior year acquisitions and increased interest rates.

        Net Income (Loss). Net income decreased $10.5 million to a $9.5 million net loss in the year ended December 31, 2000 from $1.0 million in net income in the year ended December 31, 1999. The decrease in net income is primarily due to the factors noted earlier, especially the increases in interest expense, depreciation and non-recurring compensation expenses recognized in 2000, partially offset by an $8.4 million increase in the benefit for income taxes. Extraordinary losses incurred in 1999 were $2.7 million, reflecting the after -tax charge recognized to write off debt issuance fees that were previously capitalized in connection with our 1998 financing.

Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

        Sales. Sales increased $74.9 million, or 44.1%, to $244.8 million in the year ended December 31, 1999 from $169.9 million in the year ended December 31, 1998.

        Sales of industrial minerals increased $24.9 million, or 15.0%, to $191.3 million in the year ended December 31, 1999 from $166.4 million in the year ended December 31, 1998. The increase was primarily due to the acquisition of the Morie Assets, which resulted in the inclusion of $8.7 million for the period of April 8, 1999 through December 31, 1999, and the full year results of the Pettinos acquisition, which resulted in an increase of $5.3 million in the year ended December 31, 1999 from the year ended December 31, 1998. Excluding these results from acquisitions, sales of industrial minerals increased $10.9 million, or 6.6%, to $177.3 million in the year ended December 31, 1999 from $166.4 million in the year ended December 31, 1998, primarily from $4.1 million of increased silica sales to the glass container, flat glass, specialty glass and filler extender and use markets, and $4.5 million in increased transportation costs billed to customers.

        Sales of aggregates increased $50.0 million to $53.5 million in the year ended December 31, 1999 from $3.5 million in the year ended December 31, 1998. The increase was primarily due to the full year results from the 1998 acquisitions of Better Materials and

Pettinos, which resulted in the inclusion of additional sales of $27.9 million in the year ended December 31, 1999, the acquisition of the Morie Assets, which resulted in the inclusion of sales of $6.1 million for the period of April 8, 1999 through December 31, 1999 and the acquisition of Commercial Stone, which resulted in the inclusion of sales of $16.0 million for the period of October 1, 1999 through December 31, 1999.

        Cost of Goods Sold. Cost of goods sold increased $49.9 million, or 39.6%, to $176.0 million in the year ended December 31, 1999 from $126.1 million in the year ended December 31, 1998.

        Cost of goods sold of industrial minerals increased $16.6 million, or 13.5%, to $139.9 million in the year ended December 31, 1999 from $ 123.3 million in the year ended December 31, 1998. The increase was primarily due to the acquisition of the Morie Assets and the full year results from the Pettinos acquisition, which resulted in the inclusion of $9.7 million in cost of goods sold. Excluding acquisitions, cost of goods sold increased $4.5 million on increased transportation costs billed to customers, and $2.3 million, or 2.5%, on a volume increase of 4.6% in the year ended December 31, 1999 compared to the year ended December 31, 1998.

        Cost of goods sold of aggregates increased $33.3 million to $36.1 million in the year ended December 31, 1999 from $2.8 million in the year ended December 31, 1998. The increase was due to the inclusion of the full year results from the 1998 acquisitions of Better Materials and Pettinos, and the 1999 acquisition of the Morie Assets and Commercial Stone, which resulted in the inclusion of $33.3 million in additional cost of goods sold in the year ended December 31, 1999.

        Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased $8.6 million, or 43.2%, to $28.5 million in the year ended December 31, 1999 from $19.9 million in the year ended December 31, 1998. The increase was primarily due to the acquisitions of Better Materials, the Morie Assets and Commercial Stone.

        Selling, General and Administrative. Selling, general and administrative expenses increased $4.9 million, or 29.0%, to $21.8 million in the year ended December 31, 1999 from $16.9 million in the year ended December 31, 1998. The increase was primarily due to the acquisitions of Pettinos, Better Materials, the Morie Assets and Commercial Stone, which resulted in the inclusion of $4.3 million in additional expense in the year ended December 31, 1999. Excluding these items, selling, general and administrative expenses increased $ 0.6 million, or 3.6%, to $17.5 million in the year ended December 31, 1999 from $16.9 million in the year ended December 31, 1998 due to normal annual increases.

        Operating Income. Operating income increased $25.7 million to $18.5 million in the year ended December 31, 1999 from a $7.2 million operating loss in the year ended December 31, 1998.

        Operating income of industrial minerals increased $4.5 million to $12.9 million in the year ended December 31, 1999 from $8.4 million in the year ended December 31, 1998. The increase is primarily due to the results from the acquisitions and other factors noted earlier.

        Operating income of aggregates increased $7.0 million to $6.7 million in the year ended December 31, 1999 from an operating loss of $0.3 million in the year ended December 31, 1998 as a result of the acquisitions noted earlier.

        Corporate expenses not allocated to the business segments decreased $14.2 million to $1.1 million in the year ended December 31, 1999 from $15.3 million in the year ended December 31, 1998 primarily due to the non-recurring incentive stock compensation recognized in 1998.

        Interest (Income) Expense. Interest expense increased $9.3 million, or 90.3%, to $19.6 million in the year ended December 31, 1999 from $10.3 million in the year ended December 31, 1998. The increase was primarily due to increased borrowings related to acquisitions and increased interest rates.

        Net Income (Loss). Net income increased $17.8 million to $1.0 million in the year ended December 31, 1999 from a $16.8 million net loss in the year ended December 31, 1998. The increase in net income is primarily due to the factors noted above, especially the incentive stock compensation expense recognized in 1998. This is partially offset by an increase of $0.6 million in extraordinary losses to $2.7 million in the year ended December 31, 1999 from $2.1 million in the year ended December 31, 1998. The 1999 loss reflects the after-tax charge recognized to write off debt issuance fees that were previously capitalized in connection with our 1998 financing. The 1998 extraordinary loss reflects the after-tax charge to write off capitalized debt issuance fees for subordinated debt first issued in 1996 and retired in 1998.

Liquidity and Capital Resources

        Our principal liquidity requirements have historically been to service our debt, meet our working capital, capital expenditure and mine development expenditure needs and finance acquisitions. We are a holding company and as such we conduct substantially all our operations through our subsidiaries. As a holding company, we are dependent upon dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations, and have historically met our liquidity and capital investment needs with internally generated funds. Conversely, we have funded our acquisitions through borrowings and equity investments. Our total debt as of December 31, 2000 was $289.4 million and our total stockholder's equity as of that date was $53.2 million, giving us total debt representing 84% of total capitalization. Our debt level makes us more vulnerable to economic downturns and adverse developments in our business.

        Net cash provided by operating activities was $7.7 million for the year ended December 31, 2000 compared to $29.5 million of net cash provided by operating activities in the year ended December 31, 1999. Cash provided by operating activities decreased $21.8 million in 2000 due primarily to reduced earnings, including increased interest expense. Cash interest paid in the year ended December 31, 2000 was $33.3 million, an increase of $22.4 million from the $10.9 million paid in the year ended December 31, 1999, primarily as a result of increased borrowings in 1999.

        Net cash used for investing activities decreased $161.5 million to $24.1 million in the year ended December 31, 2000 from $185.6 million for the year ended December 31, 1999. This decrease primarily resulted from the $172.4 million acquisition of Commercial Stone and the Morie Assets that occurred in 1999, the $3.1 million received from the PECAL sale in February 2000 partially offset by a $5.7 million increase in capital expenditures, and the $6.1 million spent to acquire a fourth hot mixed asphalt plant in Pittsburgh.

        Cash flow provided by financing activities was $3.6 million for the year ended December 31, 2000 and $167.5 million for the year ended December 31, 1999. There was a $3.6 million reduction in long-term debt in the year ended December 31, 2000 and a $155.8 million increase in long-term debt in the same period in 1999. Advances under the revolving credit facility were $5.5 million in the year ended December 31, 2000, compared to a $6.1 million reduction in the same period in 1999. In addition, we received a $35.0 million equity contribution from USS Holdings, our parent, in 1999. Financing fees decreased $15.4 million to $0.4 million in 2000 from $15.8 million in 1999.

        Interest payments on our 13% senior subordinated notes due 2009 ($150 million outstanding as of December 31, 2000), which are unconditionally and irrevocably guaranteed, jointly and severally, by each of our domestic subsidiaries, debt service under our senior secured credit agreement, working capital, capital expenditures and mine development expenditures, incurred in the normal course of business as current deposits are depleted, represent our significant liquidity requirements. Future acquisition opportunities will also represent potentially significant liquidity requirements.

        Under our senior secured credit agreement, as of December 31, 2000, we had $39.1 million outstanding under the tranche A term loan facility and $94.0 million outstanding under the tranche B term loan facility. In addition, this credit agreement provides us with a $50 million revolving credit facility. The revolving credit facility was partially drawn for $5.5 million as of December 31, 2000, and $6.6 million was allocated for letters of credit, leaving $37.9 million available for our use. As of March 15, 2001, borrowings under the revolving credit facility increased to $19.1 million, and $6.7 million was allocated for letters of credit, leaving $24.2 million available for our use. The revolving credit facility is available for general corporate purposes, including working capital and capital expenditures, but excluding acquisitions, and includes sublimits of $12.0 million and $3.0 million, respectively, for letters of credit and swingline loans. Debt under the senior secured credit agreement is collateralized by substantially all of our assets, including our real and personal property, inventory, accounts receivable and other intangibles. For a further description of our senior secured credit agreement, including certain restrictions that it imposes upon us and certain financial covenants that it requires us to maintain, please see note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

        On February 22, 2001, the lenders under our senior secured credit agreement approved an amendment effective December 31, 2000 that revised the required leverage ratio and interest coverage ratio covenants under the credit agreement for the period of December 31, 2000 through December 31, 2001. As a result of this amendment, we were in compliance with these financial ratio covenants, as revised, as of December 31, 2000. In connection with this amendment, we agreed to a 25 basis point increase in interest rates for any period in which our leverage ratio is greater than 5.0. In addition, we agreed to cancel the undrawn $40.0 million acquisition term loan facility, which also resulted in a $300,000 reduction in our annual loan commitment fees, as of February 22, 2001. A one-time amendment fee of approximately $400,000 was paid to the lenders as part of the amendment. This amendment to our credit agreement was filed as an exhibit to our Current Report on Form 8-K dated February 22, 2001.

        We believe, based on our calendar year 2001 forecast, that we will be in compliance with the amended leverage ratio and interest coverage ratio covenants contained in the senior secured credit agreement throughout calendar year 2001. In the event that we do not substantially achieve our 2001 forecast, it will be necessary to seek further amendments to the senior secured credit agreement covenants. While we obtained amendments and waivers under the senior secured credit agreement in the past, there can be no assurance that future amendments or waivers will be granted or that such amendments or waivers, if granted, would be on terms satisfactory to us.

        Capital expenditures increased $5.7 million, or 39%, to $20.3 million in the year ended December 31, 2000 from $14.6 million in the year ended December 31, 1999. Excluding possible acquisitions, our expected capital expenditure and mine development requirements for 2001 is $18.5 million.

        Our ability to satisfy our debt obligations and to pay principal and interest on our debt, fund working capital, mine development and acquisition requirements and make anticipated capital expenditures will depend on the future performance of our subsidiaries, which is subject to general economic, financial and other factors, some of which are beyond our control. We cannot be certain that the cash earned by our subsidiaries will be sufficient to allow us to pay principal and interest on our debts and meet our other obligations. We believe, however, that based on current levels of operations and anticipated growth, cash flow from operations, together with borrowings under the revolving credit facility, will be adequate for at least the next twelve months to make required payments of principal and interest on our debt and fund working capital, mine development and capital expenditure requirements. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the revolving credit facility in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If we do not have enough cash, we may be required to refinance all or part of our existing debt, including the notes, sell assets, borrow more money or raise equity. We cannot guarantee that we will be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us, or at all.

Significant Factors Affecting Our Business

        Our Business Is Subject to Operating Risks, Including Fluctuations in Oil and Energy Prices. All of our revenue is and will be derived from our industrial minerals and aggregates businesses. The mining, processing and related infrastructure facilities of these businesses are subject to risks normally encountered in the industrial minerals and aggregates industries. These risks include environmental hazards, industrial accidents, technical difficulties or failures, late delivery of supplies, the price and availability of power, the price and availability of transportation, unusual or unexpected geological formations or pressures, cave-ins, pit wall failures, rock falls, unanticipated ground, grade or water conditions, flooding and periodic or extended interruptions due to the unavailability of materials and equipment, inclement or hazardous weather conditions, fires, explosions or other accidents or acts of force majeure. Any of these risks could result in damage to, or destruction of, our mining properties or production facilities, personal injury, environmental damage, delays in mining or processing, losses or possible legal liability. Any prolonged downtime or shutdowns at our mining properties or production facilities could have a material adverse effect on us.

        In addition, the price or availability of oil, a raw material used in making hot mixed asphalt, could adversely affect operating costs, which could in turn adversely affect our operating results if we cannot pass these increased costs through to our customers or if customers use less asphalt due to higher prices. Furthermore, increased energy prices, particularly relating to natural gas, propane, diesel fuel and other petroleum-based products, could adversely affect operating costs and, therefore, operating results.

        Demand for Our Products Is Affected by External Factors. Demand in the markets served by the industrial minerals and aggregates industries is affected by many external factors, including the general and regional economic conditions in the states in which we produce and sell our products, demand for automobiles and other vehicles, the substitution of plastic or other materials for glass, levels of government spending on road and other infrastructure construction and demand for residential and commercial construction. General or localized economic downturns or other external factors adversely affecting demand in the areas where we sell our products could result in a decrease in sales and operating income and, therefore, could have a material adverse effect on us. For example, because our aggregates business is more geographically concentrated than the businesses of some of our competitors, we may be more vulnerable to local economic conditions in Pennsylvania and New Jersey.

        We Rely Heavily on Third Party Transportation. We rely heavily on railroads and trucking companies to ship our industrial minerals and aggregates products to our customers. Because freight costs represent a significant portion of the total cost to the customer, fluctuations in freight rates can change the relative competitive position of our production facilities. Rail and trucking operations are subject to various hazards, including extreme weather conditions, work stoppages and operating hazards. If we are unable to ship our products as a result of the railroads or trucking companies failing to operate or if there are material changes in the cost or availability of railroad or trucking services, we may not be able to arrange alternative and timely means to ship our products, which could lead to interruptions or slowdowns in our businesses and, therefore, have a material adverse effect on us.

        Future Acquisitions May Adversely Affect Our Operations. We intend to actively pursue acquisition opportunities, some of which could be material. We may finance future acquisitions through internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of these sources. We might not be able to make acquisitions on terms that are favorable to us, or at all. If we do complete any future acquisitions, we will face many risks, including the possible inability to integrate an acquired business into our operations, diversion of our management's attention, failure to retain key acquired personnel and unanticipated problems or liabilities, some or all of which could have a material adverse effect on us. Acquisitions could place a significant strain on management, operating, financial and other resources and increased demands on our systems and controls.

Inflation

        We do not believe that inflation has had a material impact on our financial position or results of operations during the periods covered by the financial statements included in this Annual Report on Form 10-K.

Seasonality

        Our aggregates business is seasonal, due primarily to the effect of weather conditions in winter months on construction activity in our Pennsylvania and New Jersey markets. Due to this, peak sales of aggregates occur primarily in the months of April through November. Accordingly, our results of operations in any individual quarter may not be indicative of our results of operations for the full year.

Environmental and Related Matters

        We discuss certain environmental matters relating to our various production and other facilities, certain regulatory requirements relating to human exposure to crystalline silica and our mining activity and how such matters may affect our business in the future under "Business--Government Regulation."

Recent Accounting Pronouncements

        During 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 addresses the statement of earnings classification of shipping and handling costs billed to customers and became effective in the fourth quarter of 2000. We adopted the provisions of EITF No. 00-10 in our consolidated financial statements for all periods presented contained in this Annual Report on Form 10-K. Accordingly, our sales and cost of goods sold include shipping and handling costs billed to customers in the years ended December 31, 2000, 1999 and 1998 totaling $60.8 million, $35.7 million and $27.7 million, respectively.

        On December 3, 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The guidelines set forth in SAB No. 101 stipulate that revenue should not be recognized until it is realized or realizable and earned. We adopted SAB No. 101 on January 1, 2000 without effect on our consolidated financial position and results of operations.

        In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 requires that all derivatives be recognized either as assets or liabilities in the statement of financial position and be measured at fair value. SFAS No. 133, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB," is effective for fiscal years beginning after June 15, 2000. The effect of adopting this standard at January 1, 2001 was immaterial to our consolidated financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We do not expect to enter into financial instruments for trading purposes. We anticipate periodically entering into interest rate swap agreements to effectively convert all or a portion of our floating-rate debt to fixed-rate debt in order to reduce our exposure to movements in interest rates. Such agreements would involve the exchange of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amounts. The impact of fluctuations in interest rates on the interest rate swap agreements is expected to be offset by the opposite impact on the related debt. We record the payments or receipts on the agreements as adjustments to interest expense. Swap agreements will only be entered into with syndicate banks. In addition, we may enter into interest rate cap agreements, which limit our variable rate interest to a specified level. In the future, we may enter into natural gas and other energy related hedge arrangements in order to reduce our exposure to changes in commodity energy prices. At this time, we have no energy hedge agreements outstanding.

        We are exposed to various market risks, including changes in interest rates. Market risk related to interest rates is the potential loss arising from adverse changes in interest rates.

        At December 31, 2000, we had outstanding interest rate swap agreements maturing in 2001 with an aggregate notional principal amount of $30.0 million. At December 31, 1999, we had outstanding interest rate swap agreements maturing in 2001 with an aggregate notional principal amount of $30.0 million. At December 31, 1998, we had outstanding interest rate swap agreements maturing in 1999 and 2001 with an aggregate notional principal amount of $85.0 million. These swaps effectively convert the variable interest rates on the notional principal amounts to a fixed interest rate. In addition, we had interest rate cap agreements at December 31, 2000, 1999 and 1998 with aggregate notional principal amounts of $57.0 million, $51.0 million and $30.0 million, respectively. These agreements effectively limit the variable interest rate on the notional principal amount of variable rate debt to 6.5%.

        The fair value of interest rate swap and cap agreements represents the estimated receipts or payments that we would make to terminate the agreements. At December 31, 2000, we would have received $100,000 to terminate the interest rate swap agreements and $10,000 to terminate the interest rate cap agreements.

        The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of the fixed interest rate debt will increase as the interest rates fall and decrease as interest rates rise. At December 31, 2000, the estimated fair value of our fixed interest rate long-term debt (including current portion) was approximately $33.0 million less than its carrying value of $150.0 million due to changes in market conditions for the senior subordinated notes, which were trading at 78% of their face value as of December 28, 2000. If the prevailing interest rates at December 31, 2000 increased by 1.0%, the fair market value of our total long-term debt would decrease by approximately $5.2 million.

Item 8. Financial Statements and Supplementary Data

                  Index to Consolidated Financial Statements


Report of Independent Accountants..........................................................     29
Consolidated Balance Sheets at December 31, 2000 and 1999..................................     30
Consolidated Statement of Operations for the years ended December 31, 2000, 1999
and 1998...................................................................................     31
Consolidated Statement of Stockholder's Equity for the years ended December 31, 2000,
1999 and 1998..............................................................................     32
Consolidated Statement of Cash Flows for the years ended December 31, 2000, 1999
and 1998...................................................................................     33
Notes to Consolidated Financial Statements.................................................     34

                       Report of Independent Accountants

To the Board of Directors and Stockholder of Better Minerals & Aggregates
Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder's equity and cash flows present fairly, in all material respects, the financial position of Better Minerals & Aggregates Company at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

March 16, 2001
New York, New York

Better Minerals & Aggregates Company and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)
--------------------------------------------------------------------------------

                                                                       December 31,
Assets                                                              2000          1999
Current:
   Cash and cash equivalents                                     $     860      $  13,573
   Accounts receivable:
     Trade, less allowance for doubtful accounts of
       $1,327 and $1,278                                            44,817         41,658
     Other                                                           1,173          1,060
     Due from parent                                                     -            834
   Inventories                                                      27,890         23,058
   Prepaid expenses and other current assets                         3,221          2,018
   Income tax deposit                                                2,070          1,056
   Deferred income taxes                                            12,809          8,148
                                                                 ---------      ---------
          Total current assets                                      92,840         91,405

Property, plant and equipment:
   Mining property                                                 264,175        263,083
   Mine development                                                  8,156          2,945
   Land                                                             28,249         28,086
   Land improvements                                                 5,043          5,005
   Buildings                                                        36,556         37,143
   Machinery and equipment                                         156,297        143,082
   Furniture and fixtures                                            1,395          1,331
   Construction-in-progress                                          5,317          4,387
                                                                 ---------      ---------

                                                                   505,188        485,062

   Accumulated depletion, depreciation and amortization            (89,502)       (59,838)
                                                                 ---------      ---------

          Property, plant and equipment, net                       415,686        425,224

Other noncurrent:
   Goodwill and non compete agreements, net                         16,649         19,907
   Debt issuance costs                                              12,958         14,601
   Other noncurrent assets                                             153            466
                                                                 ---------      ---------

          Total other noncurrent                                    29,760         34,974
                                                                 ---------      ---------

          Total assets                                           $ 538,286      $ 551,603
                                                                 =========      =========

                                                                       December 31,
Liabilities                                                         2000          1999

Current:
   Book overdraft                                                $   7,264      $   5,026
   Accounts payable                                                 15,908         16,845
   Accrued liabilities                                              11,490         13,053
   Due to parent                                                     2,362              -
   Payable to related party                                              -            898
   Accrued interest                                                  8,654          7,829
   Current portion of long-term debt                                 9,076          2,039
                                                                 ---------      ---------

     Total current liabilities                                      54,754         45,690

Noncurrent liabilities:
   Deferred income taxes                                           110,676        117,637
   Long-term debt, net of current portion                          280,329        285,466
   Other noncurrent liabilities                                     39,311         38,475
                                                                 ---------      ---------

     Total noncurrent liabilities                                  430,316        441,578

Commitments and contingencies

Stockholder's Equity

Common stock, par value $.01, authorized 5,000 shares,
   issued 100 shares                                                     -              -
Loans to related party                                              (1,507)             -
Additional paid-in capital                                          81,377         81,377
Retained deficit                                                   (26,560)       (17,012)
Accumulated other comprehensive (loss)                                 (94)           (30)
                                                                 ---------      ---------

     Total stockholder's equity                                     53,216         64,335
                                                                 ---------      ---------

     Total liabilities and stockholder's equity                  $ 538,286      $ 551,603
                                                                 =========      =========

  The accompanying notes are an integral part of these financial statements.

Better Minerals & Aggregates Company and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands)
--------------------------------------------------------------------------------

                                                                      Years Ended
                                                                      December 31,
                                                                2000            1999           1998
Sales                                                       $  299,335      $  244,802     $  169,943
Cost of goods sold                                             222,754         175,971        126,127
Depreciation, depletion and amortization                        35,895          28,481         19,888
Selling, general and administrative                             25,543          21,843         16,930
Incentive stock compensation expense (Note 13)                     998               -         14,227
                                                            ----------      ----------     ----------
     Operating income (loss)                                    14,145          18,507         (7,229)

Interest expense                                                36,359          19,590         10,269
Accretion of preferred stock warrants                                -              56          1,254
Other income net, including interest income                     (1,575)         (2,171)        (1,881)
                                                            ----------      ----------     ----------
     Income (loss) before income taxes                         (20,639)          1,032        (16,871)

Benefit for income taxes                                       (11,091)         (2,714)        (2,204)
                                                            ----------      ----------     ----------
     Net income (loss) before extraordinary loss                (9,548)          3,746        (14,667)

Extraordinary loss (less applicable income
   taxes of $1,752, and $713 in 1999 and 1998) (Note 7)              -          (2,747)        (2,102)
                                                            ----------      ----------     ----------
     Net income (loss)                                      $   (9,548)     $      999     $  (16,769)
                                                            ==========      ==========     ==========

  The accompanying notes are an integral part of these financial statements.

Better Minerals & Aggregates Company and Subsidiaries
Consolidated Statements of Stockholder's Equity
(Dollars in thousands)
--------------------------------------------------------------------------------

                                                                                             Accumulated Other
                                                                                           Comprehensive Income
                                                                                       -----------------------------
                                                    Additional               Loans to    Foreign     Minimum              Total
                                            Common    Paid-In     Retained    Related    Currency    Pension           Stockholder's
                                             Stock    Capital     Deficit      Party   Translation  Liability  Total      Equity
Balance, December 31, 1997                  $       $   27,264  $   (1,242)  $         $            $          $       $     26,022

Comprehensive income, net of income taxes:
   Net (loss)                                                      (16,769)                                                 (16,769)
   Foreign currency translation                                                               (44)               (44)           (44)
   Minimum pension liability                                                                             (40)    (40)           (40)
                                            ------  ----------  ----------   --------  ----------   --------   -----   ------------
     Total comprehensive (loss)                                                                                             (16,853)

Issuance of incentive stock                             14,227                                                               14,227
                                            ------  ----------  ----------   --------  ----------   --------   -----   ------------

Balance, December 31, 1998                              41,491     (18,011)                   (44)               (84)        23,396

Comprehensive income, net of income taxes:
   Net income                                                          999                                                      999
   Foreign currency translation                                                                14                 14             14
   Minimum pension liability                                                                              40      40             40
                                                                                                                       ------------
     Total comprehensive (loss)                                                                                               1,053

Capital contributed by parent                           39,886                                                               39,886
                                            ------  ----------  ----------   --------  ----------   --------   -----   ------------

Balance, December 31, 1999                              81,377     (17,012)                   (30)               (30)        64,335

Comprehensive income, net of income taxes:
   Net income                                                       (9,548)                                                  (9,548)
   Foreign currency translation                                                                30                 30             30
   Minimum pension liability                                                                             (94)    (94)           (94)
                                                                                                                       ------------
     Total comprehensive income                                                                                              (9,612)

Loans to related party                                                         (1,507)                                       (1,507)
                                            ------  ----------  ----------   --------  ----------   --------   -----   ------------

Balance, December 31, 2000                  $       $   81,377  $  (26,560)  $ (1,507) $        -   $    (94)  $ (94)  $     53,216
                                            ======  ==========  ==========   ========  ==========   ========   =====   ============

  The accompanying notes are an integral part of these financial statements.

Better Minerals & Aggregates Company and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
--------------------------------------------------------------------------------

                                                                                         Years Ended December 31,
                                                                                    2000          1999           1998
Cash flows from operating activities:
   Net income (loss)                                                            $     (9,548)  $       999  $    (16,769)
   Adjustments to reconcile net income (loss) to cash flows from operations:
     Depreciation                                                                     22,663        17,950        13,012
     Depletion                                                                         6,412         4,111         1,108
     Non compete agreements amortization                                               5,542         5,713         5,593
     Accretion of preferred stock warrants                                                 -            56         1,254
     Debt issuance amortization                                                        2,078         1,148         1,237
     Extraordinary loss                                                                    -         4,499         2,815
     Incentive stock compensation                                                          -             -        14,227
     Deferred income taxes                                                           (11,218)       (6,962)       (3,380)
     Disposal of property, plant and equipment gain                                     (237)         (165)         (208)
     Loss on sale of investment                                                           83             -             -
     Other                                                                             3,026         1,806         1,712
     Changes in current assets and liabilities, net of the effects from acquired companies:
         Trade receivables                                                            (4,868)         (360)        1,429
         Non-trade receivables                                                          (229)          563          (949)
         Receivable from parent                                                        3,196          (838)          922
         Payable to related party                                                       (898)          898             -
         Inventories                                                                  (5,098)       (1,250)         (256)
         Prepaid expenses and other current assets                                    (1,256)         (668)         (103)
         Accounts payable and accrued liabilities                                     (1,711)       (4,565)       (3,618)
         Accrued interest                                                                825         7,153          (753)
         Income taxes                                                                 (1,064)         (569)       (1,921)
                                                                                ------------   -----------  ------------
           Net cash provided by operating activities                                   7,698        29,519        15,352
Cash flows from investing activities:
   Capital expenditures                                                              (20,319)      (14,572)       (9,399)
   Proceeds from sale of property, plant and equipment                                   670         1,310           362
   Proceeds from sale of investment                                                    3,136             -             -
   Loans to related party                                                             (1,507)            -             -
   Purchase of non compete agreements                                                      -             -        (2,796)
   Purchases of businesses, net of cash acquired                                      (6,050)     (172,379)      (54,752)
                                                                                ------------   -----------  ------------
           Net cash used for investing activities                                    (24,070)     (185,641)      (66,585)
Cash flows from financing activities:
   Change in book overdraft                                                            2,238        (1,402)        3,930
   Issuance of long-term debt                                                              -       325,006       136,382
   Repayment of long-term debt                                                        (3,600)     (169,205)      (84,370)
   Change in Working Capital Facility                                                  5,500        (6,100)            -
   Principal payments on capital lease obligations                                       (73)          (44)          (24)
   Prepayment penalties                                                                    -             -        (1,255)
   Financing fees                                                                       (435)      (15,796)       (1,550)
   Capital contributed by parent                                                           -        35,000             -
                                                                                ------------   -----------  ------------
           Net cash provided by financing activities                                   3,630       167,459        53,113
Effect of exchange rate on cash                                                           29            14           (60)
                                                                                ------------   -----------  ------------
           Net increase (decrease) in cash                                           (12,713)       11,351         1,820
Cash and cash equivalents, beginning of period
Cash and cash equivalents, ending of period                                           13,573         2,222           402
                                                                                ------------   -----------  ------------
                                                                                $        860   $    13,573  $      2,222

Schedule of noncash investing and financing activities:

Assets acquired by assuming notes payable and capital lease obligations         $          -   $         -  $      1,058
                                                                                ============   ===========  ============
Forgiveness of Series A and B Preferred Stock warrants of Holdings              $          -   $     3,836  $          -
                                                                                ============   ===========  ============
Forgiveness of payable to parent                                                $          -   $     1,050  $          -
                                                                                ============   ===========  ============

Cash paid during the year for:
   Interest                                                                     $     33,266   $    10,925  $      9,269
                                                                                ============   ===========  ============
   Income taxes                                                                 $      2,447   $     3,232  $      2,393
                                                                                ============   ===========  ============

  The accompanying notes are an integral part of these financial statements.

Better Minerals & Aggregates Company and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

   1.   Organization

        Better Minerals & Aggregates Company (the "Company"), an indirect wholly owned subsidiary of USS Holdings, Inc. ("Holdings"), was organized in January 1996. BMAC Holdings, Inc. ("BMAC Holdings"), a wholly owned subsidiary of Holdings, is the direct parent of the Company.

        On December 14, 1998 and July 24, 1998, U.S. Silica Company ("U.S. Silica"), a subsidiary of the Company, acquired Better Materials Corporation and George F. Pettinos, Inc., respectively (Note 3). On April 8, 1999, U.S. Silica acquired the assets (the "Morie Assets") of five New Jersey-based operations owned by Unimin Corporation (Note 3). On October 1, 1999, the Company acquired Commercial Stone Co., Inc. and Commercial Aggregates Transportation and Sales, L.P. and their related quarry properties (Note 3). Commercial Stone Co., Inc. and Commercial Aggregates Transportation and Sales, L.P. and their related quarry properties are collectively referred to in the notes to the financial statements as "Commercial Stone."

        The Company and its subsidiaries are collectively referred to as the "Company" in the accompanying financial statements and footnotes.

   2.   Summary of Significant Accounting Policies

        a.   Principles of Consolidation

             The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        b.   Reclassifications

             Certain prior years' amounts have been reclassified to conform with the current year's presentation.

        c.   Use of Estimates and Assumptions

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

        d.   Cash and Cash Equivalents

             All highly liquid investments with a maturity of three months or less are considered cash equivalents.

Better Minerals & Aggregates Company and Subsidiaries
Notes to Consolidated Financial Statements, cont.
--------------------------------------------------------------------------------

        e.   Inventories

             Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out and average cost methods.

        f.   Revenue Recognition

             Revenue is recorded when legal title passes at the time of shipment to the customer.

        g.   Deferred Financing Costs

             Deferred financing costs consist of loan origination costs, which are being amortized over the term of the related debt principal. Amortization included in interest expense for each of the three years in the period ended December 31, 2000 totaled approximately $2.1 million, $1.1 million and $1.0 million, respectively.

        h.   Depreciable Properties

             Depreciable properties, mining properties and mineral deposits acquired in connection with the acquisitions of U.S. Silica, George
             F. Pettinos, Inc., Better Materials Corporation, the Morie Assets and Commercial Stone are recorded at fair market value as of the date of acquisition. Additions and improvements occuring through the normal course of business are capitalized at cost.

             Upon retirement or disposal of assets, other than those of U.S. Silica acquired on February 9, 1996, the cost and accumulated depreciation or amortization are eliminated from the accounts and any gain or loss is reflected in the statement of operations. Group asset accounting is utilized for the U.S. Silica assets acquired on February 9, 1996. Gains and losses on normal retirements or dispositions of these assets are excluded from net income and proceeds for dispositions are recorded as a reduction of the acquired cost. Expenditures for normal repairs and maintenance are expensed as incurred. Construction-in-progress is primarily comprised of machinery and equipment which has not yet been placed in service.

             Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 15 years.

             Depletion and amortization of mineral deposits are provided as the minerals are extracted, based on units of production and engineering estimates of total reserves. The impact of revisions to reserve estimates is recognized on a prospective basis.

             In September 2000 the Company revised its estimated aggregate ore reserves related to properties at Commercial Stone. This revision is estimated to increase annual depletion by approximately $500,000 based on existing production levels.

        i.   Mine Exploration and Development

             Costs to develop new mining properties are capitalized and amortized based on units of production.

Better Minerals & Aggregates Company and Subsidiaries
Notes to Consolidated Financial Statements, cont.
--------------------------------------------------------------------------------

        j.   Mine Reclamation Costs

             The estimated net future costs of dismantling, restoring and reclaiming operating mines and related mine sites, in accordance with federal, state and local regulatory requirements, are accrued during operations. The provision is made based upon units of production and estimated minable reserves as of the balance sheet date. The effect of changes in estimated costs, production, and minable reserves is recognized on a prospective basis.

        k.   Intangible Assets

             The Company's intangible assets include goodwill and non-compete agreements. The cost of goodwill is being amortized on a straight-line basis over 15 years. The costs of the non-compete agreements are being amortized on a straight-line basis over the terms of the agreements, which range from three to five years.

             The Company periodically evaluates the recoverability of its goodwill and measures any impairment by comparison to estimated undiscounted cash flows from future operations.

        l.   Income Taxes

             The Company accounts for income taxes pursuant to the provisions under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based upon the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the expenses are expected to reverse. The Company is included in the consolidated federal tax return of Holdings. The tax provision (benefit) included in the accompanying financial statements has been computed on a separate return basis.

        m.   Concentration of Credit Risk

             The Company's five largest customers accounted for approximately 13% and 20% of net product sales for the two years ended December 31, 2000 and 1999. The five largest customers accounted for approximately 30% of net product sales and one customer accounted for more than 10% of net product sales of the Company for the year ended December 31, 1998. Management believes it maintains adequate reserves for potential credit losses; ongoing credit evaluations are performed and collateral is generally not required.

        n.   Financial Instruments

             The Company uses interest rate swap and cap agreements to manage interest costs and the risk associated with changing interest rates. Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense. The Company's practice is to not hold or issue derivative financial instruments for trading or speculative purposes. When entered into, these financial instruments are designated as hedges of underlying exposures, associated with the Company's long-term debt, and are monitored to determine if they

Better Minerals & Aggregates Company and Subsidiaries
Notes to Consolidated Financial Statements, cont.
--------------------------------------------------------------------------------

             remain effective hedges. The fair value of the interest rate agreements and changes in these fair values as a result of changes in market interest rates are not recognized in the consolidated financial statements.

        o.   Environmental Costs

             Environmental costs, other than qualifying capital expenditures, are accrued at the time the exposure becomes known and costs can be reasonably estimated. Costs are accrued based upon management's estimates of all direct costs, after taking into account expected reimbursement by third parties (primarily the sellers of acquired businesses), and are reviewed by outside consultants. Environmental costs are charged to expense unless a settlement with an indemnifying party has been reached.

        p.   Comprehensive Income

             Comprehensive income is defined as the change in equity from transactions and other events from nonowner sources and consists of net income and other comprehensive income. The Company includes foreign currency translation adjustments and minimum pension liability adjustments in other comprehensive income.

        q.   Impact of Recent Accounting Standards/Pronouncements

             During 2000, the Emerging Issues Task Force ("EITF") issued EITF No.00-10, "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 addresses the statement of earnings classification of shipping and handling costs billed to customers and was effective for the fourth quarter of 2000. The Company adopted the provisions of EITF No. 00-10 in these financial statements for all periods presented. Accordingly, the Company's sales and cost of goods sold for each of the three years in the period ended December 31, 2000, include shipping and handling costs billed to customers, aggregating to $60.8 million, $ 35.7 million and $ 27.7 million, respectively.

             On December 3, 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The guidelines set forth in SAB No. 101 stipulate that revenue should not be recognized until it is realized or realizable and earned. The Company adopted SAB No. 101 on January 1, 2000 without effect on the Company's consolidated financial position and results of operations.

             In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 requires that all derivatives be recognized either as assets or liabilities in the statement of financial position and be measured at fair value.
             SFAS No. 133, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB", is effective for fiscal years beginning after June 15, 2000. The effect of adopting this standard at January 1, 2001 was immaterial to the Company's consolidated financial position and results of operations.

   3.   Acquisitions

        On October 1, 1999, the Company acquired Commercial Stone for total consideration of $139.0 million in cash, $8.0 million of which was placed in escrow to satisfy any future indemnity claims

Better Minerals & Aggregates Company and Subsidiaries
Notes to Consolidated Financial Statements, cont.
--------------------------------------------------------------------------------

        the Company may have against the sellers. The Company financed the acquisition through the issuance of $150.0 million Senior Subordinated Notes and the refinancing of its existing senior debt by entering into new Senior Secured Credit Facilities (Note 6). The acquisition was accounted for as a purchase and the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. Approximately $175.9 million, inclusive of deferred income taxes of $76.0 million, has been allocated to mineral reserves and is being amortized based on production. The allocation of the purchase price was as follows:

                                                            (In thousands)

        Working capital, other than cash                     $      7,443
        Property, plant and equipment                              27,207
        Goodwill                                                    7,403
        Mineral reserves                                          175,856
        Other assets                                                1,739
        Other liabilities                                            (818)
        Deferred income taxes                                     (79,830)
                                                             ------------
           Purchase price, net of cash received              $    139,000
                                                             ============

        On April 8, 1999, the Company acquired the assets of five New Jersey-based operations formerly owned by the Morie Company and owned at the time by Unimin Corporation for total consideration of $33.4 million. Also on April 8, 1999, the Company amended its $155.0 million Credit Agreement to add a $35.0 million dollar Senior Term C Facility (Note 6). The purchase price was financed with proceeds from the addition of the Senior Term C Facility. The acquisition was accounted for as a purchase and the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. Approximately $11.1 million has been allocated to mineral reserves and is being amortized based on production. The allocation of the purchase price was as follows:

                                                            (In thousands)

        Working capital, other than cash                     $      1,569
        Property, plant and equipment                              15,102
        Goodwill                                                    5,844
        Mineral reserves                                           11,053
        Other liabilities                                            (308)
        Deferred income taxes                                         120
                                                             ------------
           Purchase price, net of cash received              $     33,380
                                                             ============

        On December 14, 1998, the Company acquired the stock of Better Materials Corporation for total consideration of $40.6 million. The purchase price was financed with cash and available borrowings under the Company's $155.0 million Credit Agreement's Acquisition and Working Capital Facilities (Note 6). The acquisition was accounted for as a purchase and the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired of approximately $43.3 million, inclusive of deferred income taxes of $20.1 million, has been allocated to mineral reserves and is being amortized based on production. The allocation of the purchase price was as follows:

Better Minerals & Aggregates Company and Subsidiaries
Notes to Consolidated Financial Statements, cont.
--------------------------------------------------------------------------------

                                                           (In thousands)

        Working capital, other than cash                    $        708
        Property, plant and equipment                             17,206
        Mineral reserves                                          43,266
        Other liabilities                                         (2,445)
        Deferred income taxes                                    (20,331)
                                                            ------------
           Purchase price, net of cash received             $     38,404
                                                            ============

        On July 24, 1998, the Company acquired George F. Pettinos, Inc. for total consideration of $14.9 million including a covenant not to compete for $1.1 million. The purchase price was financed with proceeds from the Company's $155.0 million Credit Agreement (Note 6). The acquisition was accounted for as a purchase and the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired of approximately $14.5 million, inclusive of deferred income taxes of $5.3 million, has been allocated to mineral reserves and is being amortized based on production. The allocation of the purchase price was as follows:

                                                             (In thousands)

        Working capital, other than cash                      $      1,162
        Property, plant and equipment                                3,234
        Mineral reserves                                            14,531
        Other assets                                                   601
        Other liabilities                                           (1,252)
        Deferred income taxes                                       (5,490)
                                                              ------------
           Purchase price, net of cash received               $     12,786
                                                              ============

        The following unaudited proforma consolidated results of operations have been prepared as if the acquisitions of Commercial Stone, the Morie Assets, Better Materials Corporation and George F. Pettinos, Inc. had occurred as of the beginning of the periods presented, and reflect proforma adjustments for the excess of the purchase price over the fair value of the net assets acquired, salaries, mining royalties, interest expense and tax expense:

Better Minerals & Aggregates Company and Subsidiaries
Notes to Consolidated Financial Statements, cont.
--------------------------------------------------------------------------------

                                                            For the Year Ended
                                                             December 31, 1999
                                                              (In thousands)
                                        --------------------------------------------------------
                                                        Commercial
                                          Company         Stone       Morie Assets      Total
                                        -----------    -----------    ------------   -----------
        Sales                           $   244,802    $    50,101    $     3,548    $   298,451
                                        ===========    ===========    ===========    ===========

        Net income (loss) before
           extraordinary loss           $     3,746    $    (4,212)   $      (557)   $    (1,023)
                                        ===========    ===========    ===========    ===========

        Net income (loss) (1)           $       999    $    (4,212)   $      (557)   $    (3,770)
                                        ===========    ===========    ===========    ===========
                                                            For the Year Ended
                                                             December 31, 1998
                                                              (In thousands)
                                        --------------------------------------------------------------
                                                        Commercial
                                          Company         Stone       Acquisitions (2)        Total
                                        -----------    -----------    ----------------    ------------
        Sales                           $   169,943    $    53,794       $    52,240      $    275,977
                                        ===========    ===========       ===========      ============

        Net income (loss) before
           extraordinary loss           $   (14,667)   $    (6,016)      $       512      $    (20,171)
                                        ===========    ===========       ===========      ============

        Net income (loss) (1)           $   (16,769)   $    (6,016)      $       512      $    (22,273)
                                        ===========    ===========       ===========      ============

        (1) The Company recorded after-tax charges of $2.7 million and $2.1 million associated with the early extinguishment of U.S. Silica's senior debt and subordinated debt during 1999 and 1998, respectively. These after-tax charges are reflected within the Company's historical results of operations.

        (2) Amounts include the Morie Assets, Better Materials Corporation and George F. Pettinos, Inc.

        The proforma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

Better Minerals & Aggregates Company and Subsidiaries
Notes to Consolidated Financial Statements, cont.
--------------------------------------------------------------------------------

   4.   Inventories

        At December 31, 2000 and 1999, inventory consisted of the following:

        (In thousands)                                               2000          1999
        Supplies (net of $66 and $38 obsolescence reserve)       $   11,820     $   11,171
        Raw materials and work in process                             4,563          6,165
        Finished goods                                               11,507          5,722
                                                                 ----------     ----------
                                                                 $   27,890     $   23,058
                                                                 ==========     ==========

   5.   Lease Commitments

        The Company is obligated under certain operating leases for railroad cars, mining property, mining/processing equipment, office space and transportation and other equipment. Certain of these agreements include options to purchase the equipment for fair market value at the end of the original lease term. Future minimum annual commitments under such leases at December 31, 2000 are as follows:

        Year Ending
        December 31,                                             (In thousands)

        2001                                                      $      2,056
        2002                                                             1,191
        2003                                                               504
        2004                                                               286
        2005                                                               132
        Thereafter                                                          51
                                                                  ------------
                                                                  $      4,220
                                                                  ============

        Rental expense for operating leases for each of the three years in the period ended December 31, 2000 totaled approximately $2.7 million, $2.0 million and $0.9 million, respectively.

        In general, the above leases include renewal options and provide that the Company pay for all utilities, insurance, taxes and maintenance.

Better Minerals & Aggregates Company and Subsidiaries
Notes to Consolidated Financial Statements, cont.
--------------------------------------------------------------------------------
   6.   Long-Term Debt

        At December 31, 2000 and 1999, long-term debt consisted of the following:

        (In thousands)                                                      2000           1999
        Senior Secured Credit Facilities
           Tranche A Term Loan Facility (final maturity                $     39,057   $     39,057
             September 30, 2005)
           Tranche B Term Loan Facility (final maturity
             September 30, 2007)                                             93,500         94,750
           Canadian Term Facility (final maturity
             September 30, 2005)                                                  -          2,043
        Senior Subordinated Notes (final maturity
           September 15, 2009)                                              150,000        150,000
        Working Capital Facility (final maturity
           September 30, 2005)                                                5,500              -
        Secured Note (due December 31, 2001)                                     72            141
        Mortgage Notes
           0% Note, imputed at 10.0% (due January 16, 2008)                     990          1,162
           8.5% Note (due July 1, 2003)                                          49             65
           7.0% Note (due July 31, 2004)                                        237            287
                                                                       ------------   ------------
                                                                            289,405        287,505
           Less, current portion                                              9,076          2,039
                                                                       ------------   ------------
                                                                       $    280,329   $    285,466
                                                                       ============   ============

        At December 31, 2000, contractual maturities of long-term debt are as follows:

                                                                 (In thousands)

        2001                                                      $      9,076
        2002                                                            10,711
        2003                                                            10,711
        2004                                                            10,857
        2005                                                            17,162
        Thereafter                                                     230,888
                                                                  ------------
                                                                  $    289,405
                                                                  ============

        Debt Agreements

        On September 30, 1999, the Company entered into a new $230.0 million Credit Agreement (the "Agreement"), which consisted of a $50.0 million revolving credit facility (the "Revolving Credit Facility"), a $45.0 million Tranche A Term Loan Facility ("Term A Loan"), a $95.0 million Tranche B Term Loan Facility ("Term B Loan") and a $40.0 million term loan acquisition facility (the "Acquisition Term Loan Facility"). The Term A Loan included a tranche of loans denominated in Canadian dollars (the "Canadian Term Facility") equal to $2.0 million, which was borrowed by George F. Pettinos (Canada) Limited, an indirect wholly owned subsidiary of

Better Minerals & Aggregates Company and Subsidiaries
Notes to Consolidated Financial Statements, cont.
--------------------------------------------------------------------------------

        the Company. The Revolving Credit Facility, Term A Loan, Term B Loan, Acquisition Term Loan Facility and the Canadian Term Facility are collectively referred to in the notes to the financial statements as the "Senior Secured Credit Facilities. "In addition, on October 1, 1999 the Company issued $150.0 million of Senior Subordinated Notes. Pursuant to an Exchange and Registration Rights Agreement, in April 2000, the Company consummated an exchange offer pursuant to which it exchanged the Senior Subordinated Notes for registered notes having substantially the same terms. The proceeds from the Senior Secured Credit Facilities and the Senior Subordinated Notes were primarily used to pay off the outstanding senior debt and to finance the acquisition of Commercial Stone.

        Under the Agreement, the Company has available, until September 30, 2005, the Revolving Credit Facility, which provides for the borrowings of up to $50.0 million with a sublimit of $12.0 million for letters of credit and a sublimit of $3.0 million for swingline loans. The borrowing capacity of the Revolving Credit Facility is reduced by outstanding letters of credit and swingline loans. At December 31, 2000, outstanding letters of credit totaled $6.6 million. There were $5.5 million in borrowings under the Revolving Credit Facility at December 31,
        2000. There were no borrowings under the swingline loans at December 31, 2000. In addition, there were no borrowings under the Acquisition Term Loan Facility at December 31, 2000.

        Borrowings under the Senior Secured Credit Facilities bear variable interest at the Company's option at either (1) the bank's base rate plus a margin percentage, ranging from 1.00% to 2.50% or (2) the London Interbank Offered Rate ("LIBOR") plus a margin percentage, ranging from 2.00% to 3.50%. Commitment fees, ranging from .375% to .75%, on the average daily unused Revolving Credit Facility and the unused Acquisition Term Loan Facility are payable quarterly. Letter of credit fees are also payable quarterly based upon the average daily balance of all letters of credit outstanding. The Senior Subordinated Notes bear interest at a rate of 13% per annum, payable semi-annually.

        The obligations of the Company under the Senior Secured Credit Facilities are unconditionally and irrevocably guaranteed, jointly and severally, by BMAC Holdings and each of the Company's direct or indirect domestic subsidiaries. BMAC Holdings has no operations or assets other than its investment in its subsidiaries. In addition, the Senior Secured Credit Facilities are secured by a first priority pledge of (i) all the capital stock of BMAC Holdings, the Company, each of the Company's direct or indirect domestic subsidiaries and 65% of the capital stock of each direct foreign subsidiary of the Company or any of its domestic subsidiaries and (ii) substantially all of the tangible and intangible assets held by BMAC Holdings, the Company and each of the Company's direct or indirect domestic subsidiaries.

        The Agreement contains various restrictive covenants that, among other things, limit the ability of the Company to engage in certain transactions with affiliates, incur additional indebtedness, repay other indebtedness or amend other debt instruments, create liens on assets, make investments or acquisitions, engage in mergers or consolidations, dispose of assets, or pay dividends. In addition, the Agreement requires the Company to maintain certain financial covenants, including a leverage ratio, an interest coverage ratio and a capital expenditures covenant. The Senior Subordinated Notes are also subject to certain restrictive covenants that are similar to those of the Senior Secured Credit Facilities.

        On February 22, 2001 the lenders under the Senior Secured Credit Facilities approved an amendment effective December 31, 2000 that revised the required leverage ratio and interest coverage ratio covenants under the Agreement for the period of December 31, 2000 through

Better Minerals & Aggregates Company and Subsidiaries
Notes to Consolidated Financial Statements, cont.
--------------------------------------------------------------------------------

        December 31, 2001. As a result of this amendment, the Company was in compliance with all of its financial covenants, as revised, as of December 31, 2000. In connection with this amendment, the Company agreed to a 25 basis point increase in interest rates for any period in which the leverage ratio is greater than 5.0. In addition, the Company agreed to cancel the undrawn $40.0 million Acquisition Term Loan Facility, which also resulted in a $300,000 reduction in the annual loan commitment fees, as of February 22, 2001. A one-time amendment fee of approximately $400,000 was paid to the lenders as part of the amendment.

        The Company believes, based on its calendar year 2001 forecast, that it will be in compliance with the amended leverage ratio and interest coverage ratio covenants contained in the Agreement throughout calendar year 2001. In the event that the Company does not substantially achieve its 2001 forecast, it will be necessary to seek further amendments to the Agreement covenants. While the Company obtained amendments and waivers under the Agreement in the past, there can be no assurance that future amendments or waivers will be granted or that such amendments or waivers, if granted, would be on terms satisfactory to the Company.

        The obligation of the Company under the Senior Subordinated Notes is unconditionally and irrevocably guaranteed, jointly and severally, on an unsecured senior subordinated basis to the Company's Senior Secured Credit Facilities, by each of the Company's domestic subsidiaries. The Senior Subordinated Notes are not guaranteed by the Company's inactive Canadian subsidiary.

        On February 29, 2000, the Company completed the sale of the stock of its Canadian operating subsidiary, George F. Pettinos (Canada) Limited for $3.2 million. The proceeds from the sale were used to retire the Canadian Term Facility and for general corporate uses.

        At December 31, 2000, the fair value of the Company's long-term debt approximated $256 million. At December 31, 1999 the carrying value approximated the fair value of the Company's long-term debt.

        Warrants

        Warrants to purchase 41,667 shares of Series A Preferred Stock ("Series A warrants") and 83,334 shares of Series B Preferred Stock ("Series B warrants") of the Company's ultimate parent, Holdings, were issued to holders of subordinated debt as part of a Note Purchase Agreement dated February 9, 1996.

        The Series A warrants and Series B warrants are exercisable at any time until December 19, 2005 at an exercise price of $.01 per share or less as defined by the warrant issuance agreement. The holder of the warrants has the right to require Holdings to purchase any and all of the warrants and shares subject to the warrants at fair value in cash after December 19, 2001 and prior to a "liquidity event" which is defined as the sale or liquidation of Holdings or the consummation of a public offering. Holdings may call all of the outstanding warrants and shares subject to warrants after December 19, 2002, subject to approval of the holders of the senior debt. Fair value is defined as the liquidation preference value of $7.78 per share (plus all accrued and unpaid dividends thereon) for the Series A warrants and the common equity value per share as determined by the Board of Directors for the Series B warrants. The accretion of the Series A warrants and the Series B warrants to fair value is accounted for by charges to earnings. The holders of the Series A warrants and the Series B warrants are entitled to dividends as if they had held underlying shares from February 9, 1996.

Better Minerals & Aggregates Company and Subsidiaries
Notes to Consolidated Financial Statements, cont.
--------------------------------------------------------------------------------

        Effective December 31, 1999, Holdings agreed to forgive the Company and its subsidiaries for the obligation associated with the Series A warrants and the Series B warrants. The forgiveness of the obligation resulted in a credit to additional paid-in capital of approximately $3.8 million during the year ended December 31, 1999.

   7.   Extraordinary Items

        During the year ended December 31, 1999, the Company recorded an extraordinary after-tax charge of $2.7 million in connection with the early extinguishment of outstanding senior debt under its $155.0 million Credit Agreement. The extraordinary loss of $4.5 million (before an income tax benefit of $1.8 million) consisted of the write-off of related unamortized debt issuance costs.

        The Company recorded an extraordinary after-tax charge of $2.1 million during the year ended December 31, 1998 in connection with the early extinguishment of subordinated debt. The extraordinary loss of $2.8 million (before an income tax benefit of $713,000) consisted of the subordinated debt's discount, prepayment penalties and the write-off of related unamortized debt issuance costs of approximately $983,000, $1.3 million and $577,000, respectively.

   8.   Financial Instruments

        Interest rate swap and cap agreements are utilized in the normal course of business to manage the Company's interest costs and the risk associated with changing interest rates. Interest rate swap agreements are used to exchange the difference between fixed and variable-rate interest amounts calculated by reference to an agreed-upon notional principal amount. In addition, the Company utilizes interest rate cap agreements to limit the impact of increases in interest rates on its floating rate debt. Interest rate cap agreements entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rates stated per the agreements. The Company does not use derivative financial instruments for trading or speculative purposes. By their nature, all such instruments involve risk, including the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract (credit risk) or the possibility that future changes in market price may make a financial instrument less valuable or more onerous (market risk). As is customary for these types of instruments, the Company does not require collateral or other security from other parties to these instruments. In management's opinion there is no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments.

        The fair value of the interest rate agreements represents the estimated receipts or payments that would be required to settle the agreements at year-end. Quoted market prices were used to estimate the fair values of the interest rate swap and cap agreements. The notional amount represents agreed upon amounts on which calculations of dollars to be exchanged are based. They do not represent amounts exchanged by the parties and, therefore, are not a measure of the Company's exposure. The Company's credit exposure is limited to the fair value of the contracts with a positive fair value plus interest receivable, if any, at the reporting date.

Better Minerals & Aggregates Company and Subsidiaries
Notes to Consolidated Financial Statements, cont.
--------------------------------------------------------------------------------

                                                         December 31, 2000                    December 31, 1999
                                               ----------------------------------   ----------------------------------
                                                Contract/                            Contract/
                                   Maturity     Notional     Carrying      Fair      Notional     Carrying      Fair
        (In thousands)               Date        Amount       Amount      Value       Amount       Amount      Value
                                   --------    -----------   --------   ---------   -----------   --------   ---------
        Derivatives
           Interest rate swap
             agreements              2001      $ 30,000(1)   $      -   $     97    $ 30,000(1)   $      -   $     389

           Interest rate cap
             agreements              2001      $ 30,000(2)   $      -   $     15    $ 30,000(2)   $      -   $      83
                                     2002      $ 21,000(2)   $     57   $    (25)   $ 21,000(2)   $     99   $     256

        (1) Agreement effectively exchanges the LIBOR floating interest rate for a fixed interest rate of 5.74%.
        (2)  Agreement limits the LIBOR floating interest rate to 6.50%.

   9.   Commitments and Contingencies

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

        U.S. Silica is self-insured for product liability insurance as it relates to occupational disease. In addition, U.S. Silica is self-insured for health care costs and, in some states, workers' compensation. The Company provides for estimated future losses based on reported cases and past claim history. Management believes that the provision for estimated future losses is adequate.

        Certain product liability claims related to occupational disease are indemnified by ITT Corporation under an agreement whereby claims presented with an exposure period prior to September 12, 1985 are shared ratably based on the claimant's total exposure period. The indemnity is subject to a cumulative annual deductible and expires September 12, 2005.

Better Minerals & Aggregates Company and Subsidiaries
Notes to Consolidated Financial Statements, cont.
--------------------------------------------------------------------------------

   10.  Income Taxes

        The provision (benefit) for income taxes consisted of the following for each of the three years in the period ended December 31, 2000:

        (In thousands)                                          2000          1999           1998
        Current:
           Federal                                          $       26    $        -      $      375
           State                                                   358           378              39
           Foreign                                                 (52)          180              23
                                                            ----------    ----------      ----------
                                                                   332           558             437
        Deferred:
           Federal                                              (9,981)       (4,307)         (2,819)
           State                                                (1,416)         (642)           (439)
           Foreign                                                 (26)          (75)            (96)
                                                            ----------    ----------      ----------
                                                               (11,423)       (5,024)         (3,354)
                                                            ----------    ----------      ----------

        Tax effect of extraordinary items                            -         1,752             713
                                                            ----------    ----------      ----------

           Benefit for income taxes                         $  (11,091)   $   (2,714)     $   (2,204)
                                                            ==========    ==========      ==========

        Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax effects, based on enacted tax laws, of temporary differences between the values of assets and liabilities recorded for financial reporting and for tax purposes and of net operating loss and other carryforwards. The tax effects of the types of temporary differences and carryforwards that gave rise to deferred tax assets and liabilities at December 31, 2000 and 1999 consisted of the following:

Better Minerals & Aggregates Company and Subsidiaries
Notes to Consolidated Financial Statements, cont.
--------------------------------------------------------------------------------

        (In thousands)                                                 2000                1999
        Gross deferred tax liabilities

        Land and mineral property basis difference               $    (114,891)     $    (116,743)
        Fixed assets and depreciation                                  (29,274)           (31,971)
        Restricted stock vesting                                          (562)              (525)
        Debt fee amortization                                              (90)                 -
        Other                                                           (5,176)            (7,025)
                                                                 -------------      -------------
             Total deferred tax liabilities                           (149,993)          (156,264)
                                                                 -------------      -------------

        Gross deferred tax assets

        Royalty                                                          2,025              2,025
        Post retirement benefit costs                                    7,789              8,100
        Reserves for self-insurance                                      2,415              2,652
        Plant closure liability                                          3,010              2,762
        State deferred tax                                               8,994              9,369
        Covenants not to compete                                         7,155              5,618
        Alternative minimum tax credit carryforward                      5,295              5,483
        Reserves for vacation                                            1,040                910
        Pensions                                                         1,587              2,100
        Inventories                                                        840                535
        Net operating loss carryforward                                  9,308              4,605
        Bad debts                                                          512                496
        Reclamation                                                      1,028              1,032
        Other                                                            1,128              1,088
                                                                 -------------      -------------
             Total deferred tax assets                                  52,126             46,775
                                                                 -------------      -------------

             Net deferred tax liabilities                              (97,867)          (109,489)

           Less net current deferred tax assets                        (12,809)            (8,148)
                                                                 -------------      -------------

        Net long-term deferred tax liabilities                   $    (110,676)     $    (117,637)
                                                                 =============      =============

        At December 31, 2000 and 1999, the Company had a federal net operating loss carryforward ("NOL") of $24.0 million and $11.1 million, respectively, which begins to expire in 2011.

        The Company believes that it is more likely than not that the NOL carryforward will be utilized prior to its expiration. The NOL carryforward and existing deductible temporary differences are offset by existing taxable temporary differences reversing within the carryforward period.

        In addition, the Company has an alternative minimum tax credit carryforward at December 31, 2000 and 1999 of approximately $5.3 million and $5.5 million, respectively. The credit carryforward may be carried forward indefinitely to offset any excess of regular tax liability over alternative minimum tax liability subject to certain limitations. This alternative minimum tax credit carryforward has been reflected as a reduction of net noncurrent deferred income tax liabilities for financial reporting purposes.

Better Minerals & Aggregates Company and Subsidiaries
Notes to Consolidated Financial Statements, cont.
--------------------------------------------------------------------------------

        The effective income tax rate on pretax earnings before extraordinary items differed from the U.S. federal statutory rate for each of the three years in the period ended December 31, 2000 for the following reasons:

                                                                          2000           1999           1998
        Provision (benefit) computed at U.S. federal statutory rate        (35.0%)        35.0%          (35.0%)
        Increase (decrease) resulting from:
           Percentage depletion                                            (19.4)       (253.7)           (9.6)
           Disallowed interest expense                                         -             -              .4
           Restricted stock vesting                                            -             -            29.5
           Accretion of preferred stock warrants                               -           1.9             2.6
           Prior year tax return reconciliation                             (3.1)        (61.2)              -
           State income taxes, net of federal benefit                       (3.0)          5.4            (1.2)
           Sale of Canadian operation                                        5.5             -               -
           Other, net                                                        1.3           9.6              .2
                                                                      ------------   -----------    ------------
             Provision for income taxes                                    (53.7%)      (263.0%)         (13.1%)
                                                                      ============   ===========    ============

   11.  Pension and Postretirement Benefits

        The Company maintains a number of single-employer noncontributory defined benefit pension plans covering substantially all employees. The plans provide benefits based on each covered employee's years of qualifying service. The Company's funding policy is to contribute amounts within the range of the minimum required and maximum deductible contributions for each plan consistent with a goal of appropriate minimization of the unfunded projected benefit obligation. The majority of the Company's pension plans use a benefit level per year of service (hourly) with one plan using final average pay method (salaried). All Company plans use the projected unit credit cost method to determine the actuarial valuation.

        In addition, the Company provides defined benefit postretirement healthcare and life insurance benefits to substantially all employees. Covered employees become eligible for these benefits at retirement after meeting minimum age and service requirements. The projected future cost of providing postretirement benefits, such as healthcare and life insurance, is recognized as an expense as employees render services.

        The Company contributes to a Voluntary Employees' Beneficiary Association trust that will be used to partially fund health care benefits for future retirees. Benefits are funded to the extent contributions are tax deductible, which under current legislation is limited. In general, retiree health benefits are paid as covered expenses are incurred.

Better Minerals & Aggregates Company and Subsidiaries
Notes to Consolidated Financial Statements, cont.
--------------------------------------------------------------------------------

        Net pension and postretirement cost consisted of the following for each of the three years in the period ended December 31, 2000:

                                                          Pension Benefits                       Postretirement Benefits
                                             ---------------------------------------      --------------------------------------
        (In thousands)                         2000           1999           1998           2000           1999          1998
                                             ---------      ---------      ---------      ---------      ---------     ---------
        Service cost - benefits earned
           during the period                 $     974      $   1,040      $     920      $     140      $     144     $     128
        Interest cost                            4,306          3,886          3,791            844            946           958
        Expected return on plan assets          (4,739)        (3,739)        (3,585)           (18)           (19)          (18)
        Net amortization and deferral               71            235            109           (764)          (449)         (551)
                                             ---------      ---------      ---------      ---------      ---------     ---------

           Net pension and
             postretirement cost             $     612      $   1,422      $   1,235      $     202      $     622     $     517
                                             =========      =========      =========      =========      =========     =========

        The changes in benefit obligations and plan assets, as well as the funded status of the Company's pension and postretirement plans at December 31, 2000 and 1999 were as follows:

                                                             Pension Benefits          Postretirement Benefits
                                                       --------------------------    ---------------------------
        (In thousands)                                    2000            1999          2000            1999
                                                       ---------      ------------   -----------    -------------
        Benefit obligation at January 1                $  55,640      $    56,697    $   13,173     $     14,683
           Service cost                                      974            1,040           140              144
           Interest cost                                   4,306            3,886           844              946
           Actuarial (gain)/loss                           2,411           (5,664)       (1,683)          (1,716)
           Acquisitions                                        -            3,039             -                -
           Benefits paid                                  (3,978)          (3,636)       (1,117)          (1,097)
           Other                                             240              278           236              213
                                                       ---------      ------------   -----------    -------------
        Benefit obligation at December 31                 59,593           55,640        11,593           13,173
                                                       ---------      ------------   -----------    -------------

        Fair value of plan assets at January 1            66,711           56,078           198              236
           Actual return on plan assets                      373            8,991           (11)             (38)
           Acquisitions                                        -            4,871             -                -
           Employer contributions                            190              407           881              884
           Benefits paid                                  (3,978)          (3,636)       (1,117)          (1,097)
           Other                                               -                -           236              213
                                                       ---------      ------------   -----------    -------------
        Fair value of plan assets at December 31          63,296           66,711           187              198
                                                       ---------      ------------   -----------    -------------

        Plan assets in excess (less than)
           benefit obligations at December 31              3,703           11,071       (11,406)         (12,975)
             Unrecognized net loss (gain)                 (7,709)         (14,486)       (7,674)          (6,785)
             Unrecognized prior service cost                 932              763             -                -
                                                       ---------      ------------   -----------    -------------
        Accrued benefit cost recognized in the
           Company's consolidated balance sheet
           before additional pension liability            (3,074)          (2,652)      (19,080)         (19,760)
                                                       ---------      ------------   -----------    -------------
        Adjustment to recognize minimum
           pension liability                                (145)               -             -                -
                                                       ---------      ------------   -----------    -------------
               Net accrued benefit cost
                 recognized in the Company's
                 consolidated balance sheet            $  (3,219)     $    (2,652)   $  (19,080)    $    (19,760)
                                                       =========      ============   ===========    =============

        The adjustment to recognize the minimum pension liability on the Company's consolidated balance sheet of $145,000 at December 31, 2000 provides financial statement recognition to the unfunded status of the pension plans. The pension liability adjustment has been recorded as a

Better Minerals & Aggregates Company and Subsidiaries
Notes to Consolidated Financial Statements, cont.
--------------------------------------------------------------------------------

        long-term liability offset by a reduction to stockholder's equity and deferred taxes of $94,000 and $51,000, respectively, at December 31, 2000.

        The following weighted-average assumptions were used to determine the Company's obligations under the plans:

                                                         Pension Benefits   Postretirement Benefits
                                                       -------------------  -----------------------
                                                         2000       1999         2000      1999
                                                       --------   --------     --------  --------
        Discount rate                                    7.50%      7.75%        7.50%     7.75%
        Long-term rate of compensation increase          3.50%      3.50%           -         -
        Long-term rate of return on plan assets          9.00%      8.00%        9.00%     8.00%
        Health care cost trend rate                         -          -         5.00%     6.00%

        The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 5.00% in 2000 and for all periods thereafter. For the 1999 obligation, the rate used was 6.00%, gradually declining to 3.00% by the year 2014 and remaining at that level thereafter.

        A one-percentage-point increase in the assumed health care cost trend rates for each year would increase the accumulated postretirement benefit obligation at December 31, 2000 and net postretirement health care cost (service cost and interest cost) for the year then ended by approximately $1.3 million and $131,000, respectively. A one-percentage-point decrease in the assumed health care cost trend rates for each year would decrease the accumulated postretirement benefit obligation at December 31, 2000 and net postretirement health care cost (service cost and interest cost) for the year then ended by approximately $1.1 million and $109,000, respectively.

        Certain hourly employees are covered under a multi-employer defined benefit pension plan. The pension cost recognized for these plans for each of the three years in the period ended December 31, 2000 totaled approximately $186,000, $176,000, and $147,000, respectively.

        The Company also sponsors a defined contribution plan covering certain employees. The Company contributes to the plan in two ways. For certain employees not covered by the defined benefit plan, the Company makes a contribution equal to 4% of their salary. The Company also contributes an employee match which can range from 25 to 100 cents, based on financial performance, for each dollar contributed by an employee, up to 8% of their earnings. Contributions for each of the three years in the period ended December 31, 2000 totaled approximately $680,000, $746,000 and $678,000, respectively. The Company also sponsors a defined contribution thrift plan for hourly employees to which employees may contribute up to 15% of their earnings. There is no contributing match for the thrift plan.

   12.  Related Party Transactions

        Pursuant to an agreement between the Company and principals of D. George Harris & Associates, LLC ("DGH&A"), who are also stockholders of the Company's ultimate parent, DGH&A provides certain management advisory services to the Company. The Company paid approximately $923,000, $877,000 and $583,000 to DGH&A for each of the three years in the period ended December 31, 2000, respectively, associated with these management services. The agreement also provides that the Company will pay DGH&A an acquisition fee in the event of a

Better Minerals & Aggregates Company and Subsidiaries
Notes to Consolidated Financial Statements, cont.
--------------------------------------------------------------------------------

        business acquisition by the Company. The Company paid approximately $325,000 for services in connection with the acquisition of the Morie Assets during 1999. In addition, approximately $600,000 was paid to DGH&A during 1999 associated with the Better Materials Corporation and George F. Pettinos, Inc. acquisitions. The management advisory services and acquisition fees have been charged to selling, general and administrative expense during each of the respective periods noted above.

        Prior to the acquisition of Commercial Stone, certain operations of DGH&A were conducted as a subsidiary of the Company. Subsequent to the acquisition, the DGH&A operations have been handled separately from the Company. The Company does not have an ownership interest in DGH&A. Consequently, the DGH&A acquisition fee of approximately $1,387,000 associated with the acquisition of Commercial Stone was capitalized and allocated to mineral reserves as part of the purchase price.

        The agreement also provides that, at DGH&A's request, U.S. Silica provide DGH&A with an interest-free loan not to exceed $1.0 million annually. At December 31, 2000, a loan receivable from DGH&A of $1.0 million is currently outstanding. The loan is guaranteed by certain principals of DGH&A. Additionally, at December 31, 2000, there is a receivable of $507,000 from DGH&A, principally related to reimbursement of general and administrative costs.

        On occasion, the Company and its ultimate parent make non-interest bearing cash advances to each other. At December 31, 2000, the Company had a payable to its ultimate parent of approximately $2.4 million. At December 31, 1999, the Company had a receivable from its ultimate parent of approximately $834,000.

   13.  Incentive Stock Compensation

        On April 10, 2000, the Company entered into an employment agreement with an executive to manage its aggregates business segment. In the second quarter of 2000, a one-time charge of approximately $2.3 million was recorded representing the cost to replace certain benefits forfeited by the executive officer in order to join the Company, of which $998,000 is the cost of non-cash stock grants in the Company's ultimate parent company, Holdings, and is recorded as incentive stock compensation expense.

        Under the terms of a repurchase agreement between Holdings and holders of Holdings' Class A Common Stock (the "Class A Holders"), the Class A Holders were required to sell some or all of their Class A Common Stock to Holdings at par value if the holders of Holdings' Series A and Series B Preferred Stock did not achieve a specified internal rate of return upon the occurrence of certain liquidity events as described in the Stockholders Agreement. In 1998, Holdings agreed to waive the repurchase requirements associated with the Class A Common Stock, which effectively gave the Class A Holders the right to put the Class A Common Stock back to Holdings for fair value consideration subject to certain conditions. This resulted in a $14.2 million one-time, non-cash charge to the Company's operations, which was the difference between the fair market value of the Class A Common Stock and its par value at the time the repurchase requirements were waived.

   14.  Segment Information

        The Company operates in the industrial minerals and aggregates business segments, principally in the United States, and conducts limited operations in Canada. Industrial minerals includes the mining, processing and marketing of industrial minerals, principally industrial silica, to a wide

Better Minerals & Aggregates Company and Subsidiaries
Notes to Consolidated Financial Statements, cont.
--------------------------------------------------------------------------------

        variety of end use markets, including foundry, glass, chemicals, fillers and extenders (primarily used in paints and coatings), building materials, ceramics, and oil and gas. Aggregates includes the mining, processing and marketing of high quality crushed stone, construction sand and gravel. The Company's customers use its aggregates for road construction and maintenance, other infrastructure projects and residential and commercial construction and to produce hot mixed asphalt and concrete products. The Company also uses its aggregates to produce hot mixed asphalt at production facilities the Company owns or operates. The industrial minerals and aggregates business segments constitute the reportable segments of the Company.

        The Company's management reviews operating company income to evaluate segment performance and allocate resources. Certain corporate expenses (income) including unusual items, business development costs and fees paid to DGH&A, interest expense, the accretion of preferred stock warrants, other income (net of interest income) and the provision (benefit) for income taxes are not included in segment operating income since they are excluded from the measure of segment profitability reviewed by the Company's management. The Company's assets are managed based on segment and accordingly, asset information is reported for the commercial aggregates and industrial minerals segments. Corporate assets consist primarily of cash and cash equivalents, debt issuance costs and equipment. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies.

Better Minerals & Aggregates Company and Subsidiaries
Notes to Consolidated Financial Statements, cont.
--------------------------------------------------------------------------------

        Reportable segment information for each of the three years in the period ended December 31, 2000 was as follows:

        (In thousands)                                          2000           1999           1998
        Sales:
           Aggregates                                       $   107,055    $    53,539    $     3,497
           Industrial Minerals                                  192,280        191,263        166,446
                                                            -----------    -----------    -----------
             Total sales                                    $   299,335    $   244,802    $   169,943
                                                            ===========    ===========    ===========
        Operating company income (loss):
           Aggregates                                       $     4,496    $     6,725    $      (258)
           Industrial Minerals                                   13,696         12,887          8,352
                                                            -----------    -----------    -----------
             Total operating company income (loss)               18,192         19,612          8,094

           General corporate expense                             (4,047)        (1,105)       (15,323)
                                                            -----------    -----------    -----------
             Total operating income (loss)                  $    14,145    $    18,507    $    (7,229)
                                                            ===========    ===========    ===========

        Depreciation, depletion and amortization expense:
           Aggregates                                       $    11,729    $     6,328    $       309
           Industrial Minerals                                   24,104         22,152         19,579
           Corporate                                                 62              1              -
                                                            -----------    -----------    -----------
             Total depreciation, depletion and
               amortization expense                         $    35,895    $    28,481    $    19,888
                                                            ===========    ===========    ===========

        Capital expenditures:
           Aggregates                                       $     7,628    $     3,282    $       517
           Industrial Minerals                                   12,507         11,120          8,882
           Corporate                                                184            170              -
                                                            -----------    -----------    -----------

             Total capital expenditures                     $    20,319    $    14,572    $     9,399
                                                            ===========    ===========    ===========

        Reportable segment information at December 31, 2000, 1999 and 1998 was as follows:

        (In thousands)                                       2000          1999          1998
        Assets:
           Aggregates                                    $   332,324   $   323,470   $    86,928
           Industrial Minerals                               223,321       201,390       187,574
           Corporate                                          20,533        29,169           176
           Elimination of intersegment receivables           (37,892)       (2,426)            -
                                                         -----------   -----------   -----------

             Total assets                                $   538,286   $   551,603   $   274,678
                                                         ===========   ===========   ===========

   15.  Guarantor Financial Data

        Except for the Company's Canadian subsidiary, which is an inactive company with an immaterial amount of assets and liabilities, each of the Company's subsidiaries has fully and unconditionally

Better Minerals & Aggregates Company and Subsidiaries
Notes to Consolidated Financial Statements, cont.
--------------------------------------------------------------------------------

        guaranteed the Senior Subordinated Notes on a joint and several basis. The separate financial statements of the subsidiary guarantors are not included in this report because (a) the Company is a holding company with no independent assets or operations other than its investments in its subsidiaries, (b) the subsidiary guarantors each are wholly owned by the Company, comprise all of the direct and indirect subsidiaries of the Company (other than a minor subsidiary) and have jointly and severally guaranteed the Company's obligations under the Senior Subordinated Notes on a full and unconditional basis, (c) the aggregate assets, liabilities, earnings and equity of the subsidiary guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis and (d) management has determined that separate financial statements and other disclosures concerning the subsidiary guarantors are not material to investors.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     The following table identifies members of the Board of Directors and the executive officers of USS Holdings, Inc., our indirect parent, and us.

Name                      Age    Present Position at  Year         Other Positions and Other
----                      ---    ------------------   ---          -------------------------
                                 March 1, 2001        Assumed      Business Experience Within
                                 -------------        -------      --------------------------
                                                      Present      the Last Five Years
                                                      -------      -------------------
                                                      Position(s)
                                                      ----------
D. George Harris........   67    Chairman and         1996         Chairman and director, D.
                                 Director                          George Harris & Associates,
                                                                   LLC (1987-present); officer
                                                                   or director of various
                                                                   companies, including Harris
                                                                   Chemical Group, Inc. (1993-
                                                                   1998), Harris Specialty
                                                                   Chemicals, Inc. (1994-1999)
                                                                   and Penrice Pty Ltd. (1996-
                                                                   1998); Chairman,
                                                                   Shareholders Committee,
                                                                   Vestolit Holdings GmbH &
                                                                   Co., KG (1999-present);
                                                                   director, McWhorter
                                                                   Technologies, Inc. (1994-
                                                                   2000)
Anthony J. Petrocelli...   63    Vice Chairman and    1996         Vice Chairman, D. George
                                 Director                          Harris & Associates, LLC
                                                                   (1987-present); officer or
                                                                   director of various
                                                                   companies, including Harris
                                                                   Chemical Group, Inc. (1993-
                                                                   1998), Harris Specialty
                                                                   Chemicals, Inc. (1994-1999)
                                                                   and Penrice Pty Ltd. (1996-
                                                                   1998); Vice Chairman,
                                                                   Shareholders Committee,
                                                                   Vestolit Holdings GmbH &
                                                                   Co., KG (1999-present)

Richard E. Goodell......   56    Vice Chairman;       2001; 1996   Chief Executive Officer
                                 Director                          (1999-2000); President
                                                                   (1996-2000); President,
                                                                   Pennsylvania Glass Sand
                                                                   Corporation (renamed U.S.
                                                                   Silica Company) (our
                                                                   subsidiary) (1985-1998)
Roy D. Reeves...........   55    President and Chief  2001         President, Stone Materials
                                 Executive Officer                 Company, LLC (our
                                                                   subsidiary) (2000); President
                                                                   and Chief Operating Officer,
                                                                   Hanson Aggregates East
                                                                   (1997-2000); President and
                                                                   Chief Operating Officer,
                                                                   Sloan Construction Company
                                                                   (1993-1997)
Gary E. Bockrath........   48    Vice President and   1996         Senior Vice President of
                                 Chief Financial                   Finance, U.S. Silica (1993-
                                 Officer                           present); director, U.S. Silica
                                                                   (1994-present)
Craig S. Cinalli........   42    President and Chief  1989
                                 Operating Officer,
                                 Better Materials
                                 Corporation (our
                                 subsidiary)
Walter C. Pellish.......   60    Vice President--     2000         Vice President--
                                 Administration                    Administration, U.S. Silica
                                                                   (1981-present)
Richard J. Donahue......   57    Vice President,      1996         Managing Director, D.
                                 Assistant Treasurer,              George Harris & Associates,
                                 Assistant Secretary               LLC (1987-present); officer
                                 and Director                      of various companies,
                                                                   including Harris Chemical
                                                                   Group, Inc. (1993-1998) and
                                                                   Harris Specialty Chemicals,
                                                                   Inc. (1994-1999)
Richard J. Nick.........   57    Vice President,      1996         Managing Director, D.
                                 Treasurer and                     George Harris & Associates,
                                 Assistant Secretary               LLC (1989-present); officer
                                                                   of various companies,
                                                                   including Harris Chemical
                                                                   Group, Inc. (1993-1998) and
                                                                   Harris Specialty Chemicals,
                                                                   Inc. (1994-1999)


Richard J. Shearer......   50    President, U.S.      1999       Executive Vice President,
                                 Silica Company                  U.S. Silica (1997-1999); Vice
                                 (our subsidiary)                President, General Manager,
                                                                 North American Chemical
                                                                 Company (1996-1997)
John A. Ulizio..........   45    Vice President,      1996       Associate General Counsel,
                                 General Counsel                 U.S. Silica (1991-1995);
                                 and Assistant                   manager of environmental,
                                 Secretary                       health and safety matters
                                                                 (1994-present)
Arnold L. Chavkin.......   49    Director             1996       Executive Partner, J.P.
                                                                 Morgan Partners, LLC
                                                                 (formerly Chase Capital
                                                                 Partners) (1992-present);
                                                                 director, American Tower
                                                                 Corporation, Carrizo Oil &
                                                                 Gas, Inc., Crown Media
                                                                 Holdings, Inc., Encore
                                                                 Acquisition Partners, Triton
                                                                 PCS, Inc.
Ruth Dreessen...........    45   Director             1996       Managing Director, Chase
                                                                 Securities Inc. (1997-
                                                                 present); Vice President,
                                                                 Chase Securities Inc. (prior to
                                                                 1997)
Timothy J. Walsh........    37   Director             1998       Partner, J.P. Morgan
                                                                 Partners, LLC (formerly
                                                                 Chase Capital Partners)
                                                                 (1999-present); associate, J.P.
                                                                 Morgan Partners, LLC
                                                                 (1993-1999); director,
                                                                 MetoKote Corporation, Inc.,
                                                                 Pliant Corporation

Item 11.  Executive Compensation

Executive Compensation

     The following table sets forth information regarding annual compensation for services rendered to us during the fiscal years ended December 31, 2000, 1999 and 1998 by our (i) chief executive officer and (ii) five most highly compensated executive officers (collectively, the "Named Executive Officers").

                                                   Summary Compensation Table

                                                                                                  Long-term
                                                                                                 Compensation
                                                         Annual Compensation                        Awards
                                                  ------------------------------------------   -----------------
                                                                                Other Annual                         All Other
                                                                                Compensation   Restricted Stock    Compensation
 Name and Principal Position             Year     Salary ($)     Bonus ($)           ($)       Award(s)/(4)/ ($)   /(6)/(7)/ ($)
-----------------------------           ------    ----------     ---------      ------------   -----------------   -------------
   Richard E. Goodell                    2000       404,367            --              --            57,260             4,690
     Chief Executive Officer/(1)/        1999       238,125       196,685              --            61,350             8,569
                                         1998       215,700        94,512              --                --             8,929

   Roy D. Reeves                         2000       300,000       200,000       2,103,368/(3)/      102,250           112,168/(8)/
     President and Chief Operating       1999            --            --              --                --                --
     Officer/(2)/                        1998            --            --              --                --                --

   Richard J. Shearer                    2000       240,400            --              --                --            15,114
     President                           1999       219,675       123,018              --            69,530            19,244
     (U.S. Silica Company)               1998       196,200        78,480          40,825/(5)/           --            14,479

   Gary E. Bockrath                      2000       176,400            --              --                --            11,034
     Vice President and Chief            1999       168,000       109,672              --            24,540            14,100
     Financial Officer                   1998       164,400        59,184              --                --            13,716

   Craig S. Cinalli                      2000       175,000            --              --                --            13,228/(9)/
     President                           1999       175,000       138,600              --            24,540            10,536
     (Better Materials Corporation)      1998         8,000            --              --                --           165,000

   John A. Ulizio                        2000       175,000            --              --                --            10,950
     Vice President and General          1999       150,000        75,600              --            24,540            12,376
     Counsel                             1998       135,800        48,888              --                --            11,703

-------------------
(1) Mr. Goodell served as our Chief Executive Officer until December 31, 2000. Effective January 1, 2001, Mr. Goodell became our Vice Chairman.
(2) Mr. Reeves served as our President and Chief Operating Officer until December 31, 2000. Effective January 1, 2001, Mr. Reeves became our Chief Executive Officer.
(3) Includes reimbursement by us to Mr. Reeves for his purchase of 25,000 shares of Class A common stock at $39.90 per share, the purchase by Mr. Reeves for $0.01 per share of 25,000 shares of Class C common stock valued at $4.10 per share, and the gross-up for the tax liability attributable to these purchases and to his signing bonus of $100,000, described in footnote 8 below.
(4) As of December 31, 2000, the Named Executive Officers held the following amounts of restricted stock: Mr. Goodell, 29,000 shares; Mr. Reeves, 25,000 shares; Mr. Shearer, 17,000 shares; Mr. Bockrath, 6,000 shares; Mr. Cinalli, 6,000 shares; and Mr.Ulizio, 6,000 shares. The value of the restricted stock as of December 31, 2000 is equal to the value as of the date of grant reflected in the above table.
(5)  Reflects payment by us of expenses for relocation.
(6) Includes life insurance premiums paid by us in 2000 on behalf of the Named Executive Officers as follows: Mr. Goodell, $1,290; Mr. Reeves, $8,768; Mr. Shearer, $690; Mr. Bockrath, $450; Mr. Cinalli, $60; and Mr. Ulizio, $450.
(7) Includes matching contributions by us to the U.S. Silica Company Retirement Savings and Investment Plan for Salaried Employees in 2000 on behalf of the Named Executive Officers as follows: Mr. Goodell, $3,400; Mr. Reeves, $3,400; Mr. Shearer, $4,808; Mr. Bockrath, $3,528; Mr. Cinalli, $2,692; and
     Mr. Ulizio, $3,500. Also includes other contributions by us to this plan in 2000 on behalf of certain Named Executive Officers as follows: Mr. Shearer, $9,616; Mr. Bockrath, $7,056; and Mr. Ulizio, $7,000.
(8) Includes a one-time signing bonus of $100,000 received by Mr. Reeves upon entering into his employment agreement with us.
(9) Includes income imputed to Mr. Cinalli from the personal use of a company-owned vehicle and residence in the amount of $10,476.

          U.S. Silica Company Retirement Plan for Salaried Employees

                                               Years of Service
                    -----------------------------------------------------------------------
  Remuneration           15            20             25              30             35
----------------    -----------   -----------    -----------     -----------    -----------
  $   125,000       $    29,100   $    38,800    $    48,400     $    58,100    $    67,800
      150,000            35,400        47,200         59,000          70,700         82,500
      175,000            41,700        55,600         69,500          83,400         97,200
      200,000            48,000        64,000         80,000          96,000        112,000
      225,000            54,300        72,400         90,500         108,600        126,700
      250,000            60,600        80,800        101,000         121,200        141,400
      300,000            73,200        97,600        122,000         146,400        170,800
      400,000            98,400       131,300        164,100         196,900        229,700

     At December 31, 2000, credited years of service under the U.S. Silica Company Retirement Plan for Salaried Employees (the "Retirement Plan") for the only Named Executive Officer who participates, Mr. Goodell, were 19 years. The compensation covered by the Retirement Plan includes the amount listed in the salary column of the Summary Compensation Table only. The estimated annual retirement benefit indicated in the Retirement Plan table includes enhanced pension provisions under the U.S. Silica Company Pension Restoration Plan, which is an unfunded plan providing benefits to participants in the Retirement Plan that are not payable under the Retirement Plan because of the limitations stipulated by the Internal Revenue Code. Estimated benefits set forth in the Retirement Plan table were calculated on the basis of a single life annuity. Annual benefits payable under the Retirement Plan are not offset by any amount.

                      Better Materials Corporation Pension Plan

                                               Years of Service
                    -----------------------------------------------------------------------
  Remuneration           15            20             25              30             35
----------------    -----------   -----------    -----------     -----------    -----------
  $   125,000       $    18,710   $    24,947    $    31,183     $    37,420    $    43,657
      150,000            23,142        30,857         38,571          46,285         53,999
      175,000            27,120        36,160         45,199          54,239         63,279
      200,000            27,749        36,998         46,248          55,497         64,747

     At December 31, 2000, credited years of service under the Better Materials Corporation Pension Plan (the "BMC Plan") for the only Named Executive Officer who participates, Mr. Cinalli, were 20 years. The compensation covered under the BMC Plan includes total cash remuneration paid to the Named Executive Officer up to the statutory limits stipulated by the Internal Revenue Service. Estimated benefits set forth in the BMC Plan table were calculated on the basis of a single life annuity and are not offset by any amount.

                       Supplemental Executive Retirement Plan

                                               Years of Service
                    -----------------------------------------------------------------------
  Remuneration           15            20             25              30             35
----------------    -----------   -----------    -----------     -----------    -----------
  $   125,000       $         0   $         0    $     4,123     $    12,330    $    20,537
      150,000                 0         3,190         13,215          23,240         33,266
      175,000                 0        10,463         22,307          34,151         45,994
      200,000             4,075        17,737         31,399          45,061         58,723
      225,000             9,530        25,010         40,491          55,971         71,452
      250,000            14,985        32,284         49,583          66,882         84,180
      300,000            25,895        46,831         67,767          88,702        109,638
      400,000            47,716        75,925        104,134         132,343        160,552
      450,000            58,626        90,472        122,318         154,164        186,010
      500,000            69,537       105,019        140,502         175,984        211,467

     At December 31, 2000, credited years of service under a Supplemental Executive Retirement Plan ("SERP") for Mr. Reeves were 16 years. The compensation covered under the SERP includes total cash remuneration paid to the Named Executive Officer. Estimated benefits set forth in the SERP table were calculated on the basis of a single life annuity and are offset by the benefit Mr. Reeves will receive under a retirement plan with his previous employer in the amount of $36,911.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     Employment Agreement with Mr. Cinalli. In December 2000, Better Materials Corporation, one of our subsidiaries, renewed Mr. Cinalli's two-year term employment agreement. The agreement provides for annual compensation of at least $195,000, a performance-based bonus, eligibility to receive restricted stock and the use of a company-owned vehicle and residence.

     Under this agreement, Better Materials Corporation may terminate Mr. Cinalli for any reason other than "cause," as defined in the agreement, with thirty days' prior written notice. This agreement provides for severance in the amount of two years' annual salary upon termination without "cause." This agreement contains confidentiality and non-compete covenants.

     Severance Agreement with Mr. Shearer. In August 2000, U.S. Silica Company, one of our subsidiaries, entered into a severance agreement with Mr. Shearer to provide for severance and benefits in the event his employment is terminated for any reason other than "cause," as defined in the agreement. Under this severance agreement, Mr. Shearer is entitled to continue to receive his salary for a maximum period of two years following termination of employment. In addition, U.S. Silica will pay medical premiums for Mr. Shearer and his family under the U.S. Silica Health Plan for a maximum period of six months beyond the required COBRA continuation coverage period and, upon the sale of Mr. Shearer's house, U.S. Silica will pay a percentage of the unrecovered cost of improvements to his residence up to approximately $47,000. This agreement contains confidentiality and non-compete covenants.

     Employment and Change-in-Control Agreements with Mr. Reeves. In April 2000, we entered into an employment agreement with Mr. Reeves with an initial three-year term, automatically renewable annually, which provides for annual compensation of $400,000 (subject to salary reviews), a performance-based bonus, a signing bonus of $100,000, net of applicable taxes, and supplemental retirement benefits.

     Mr. Reeves is also entitled to a number of stock incentives under this agreement. First, he purchased from USS Holdings, our indirect parent, 25,000 restricted shares of USS Holdings Class C common stock for one cent ($.01) per share. If we terminate Mr. Reeves' employment under certain circumstances, or in the event of certain corporate transactions, such as a sale, merger or initial public offering involving USS Holdings, we may be obligated to repurchase these shares, depending on the value of USS Holdings Class A common stock at the time of such event. We reimbursed Mr. Reeves for the tax liability for these shares at the time of purchase. Second, Mr. Reeves purchased 25,000 shares of USS Holdings Class A common stock, for which we reimbursed him at a price of $39.90 per share, plus tax liability resulting from this reimbursement.

     We may terminate Mr. Reeves for any reason other than for "cause," as defined in the agreement, or he may resign for "good reason," as defined in the agreement, with thirty days' prior written notice. If we terminate Mr. Reeves without "cause," he is entitled to severance in an amount equal to his annual salary plus full bonus for the remainder of the term of the agreement. If Mr. Reeves' employment is terminated following a change in control involving us, as defined in the agreement, he is entitled to severance in an amount equal to his annual salary plus full bonus for the remainder of the term of the agreement, which is reduced to 18 months following the change in control. This agreement contains confidentiality and non-compete covenants.

     Mr. Reeves has also entered into an agreement with USS Holdings that provides for payment upon the occurrence of certain corporate transactions involving USS Holdings, such as a sale, merger or initial public offering. If one of these events occurs, Mr. Reeves will be entitled to a bonus based on the extent to which the price for USS Holdings Class A common stock, as valued in such event, exceeds a target price set for the year in which the event occurs. If the target price is exceeded by 100% or more, Mr. Reeves will receive a bonus of $8 million net of any excise tax liability to Mr. Reeves if the payment is determined to be an excess parachute payment under IRS regulations. If the target price is exceeded by less than 100%, Mr. Reeves will receive a prorated portion of the $8 million maximum. No bonus is payable if the target price for the year of the triggering event is not exceeded. If we experience a change in control as a result of the triggering event and Mr. Reeves' employment is terminated following the change in control, USS Holdings may cause us to pay the bonus amount to Mr. Reeves.

     Employment and Consulting Agreement with Mr. Goodell. In December 2000, Mr. Goodell entered into an employment and consulting agreement with USS Holdings, BMAC Holdings, Inc., U.S. Silica Company and us extending the term of his employment through July 7, 2004 at an annual base salary of $212,500, plus participation in employee benefit plans, rights to use of certain property of ours for hunting purposes and eligibility for a performance-based bonus.

     Under his agreement, in the event of a change in control, as defined in the agreement, Mr. Goodell is entitled to terminate his employment and receive severance in the amount of his salary through July 7, 2004. Alternatively, if Mr. Goodell remains employed following a change in control, he is entitled to receive at the time of the change in control a bonus equal to one year's salary and to receive a stay bonus equal to one year's salary payable and conditioned upon his continued employment until a period of six months after the change in control. If his employment is terminated following a change in control, he is deemed to have been employed through July 7, 2004 for purposes of determining eligibility for, and calculation of benefits under, the U.S. Silica benefit plans.

     For a period of ten years following his termination of employment, Mr. Goodell will serve as a consultant to USS Holdings, BMAC Holdings, Inc., U.S. Silica Company and us for which he will be compensated at an annual salary of $50,000 for up to 30 days of consulting plus $1,000 per day for his services for a maximum additional period of 30 days.

     This agreement may be terminated for cause, as defined in the agreement, upon Mr. Goodell's death, or in the event of disability. This agreement contains non-compete and non-solicitation provisions.

Director Compensation

     Members of our Board of Directors are not compensated for their services as directors, but may be reimbursed for actual expenses incurred in attending meetings of the Board of Directors or committees thereof.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership

     All of our outstanding capital stock is directly owned by BMAC Holdings, which in turn is wholly owned by USS Holdings. The following table sets forth, to the best of our knowledge, certain information regarding the ownership of the capital stock of USS Holdings as of March 1, 2001 with respect to the following:
(i) each person known by us to own beneficially more than 5% of the outstanding shares of any class of capital stock of USS Holdings; (ii) each of our directors; (iii) each of the Named Executive Officers set forth in the table under "Executive Compensation" above; and (iv) all of our directors and executive officers as a group.

     Except as otherwise indicated, each person listed in the following table has sole voting and investment power with respect to the shares listed opposite that person's name.

              Beneficial Owners/(1)/                          Shares of Common Stock               Percentage of Common Stock/(2)/*
--------------------------------------------------  -------------------------------------------   ----------------------------------
                                                    Class A/(3)/   Class B/(4)/   Class C/(5)/      Class A    Class B    Class C
                                                    ------------   ------------   -------------    ---------  ---------  ---------
J.P. Morgan Chase & Co. /(9)(10)/................            0        340,069           8,800        **        79.9%        2.0%
Massachusetts Mutual Life Insurance                          0        104,211           2,697        **        27.1%       **
Company /(11)/ ..................................
D. George Harris /(12)/..........................      124,653          8,186          42,291        22.7%      2.2%        9.8%
Anthony J. Petrocelli /(13)(15)/.................       73,222          5,184          41,850        13.3%      1.4%        9.7%
Richard E. Goodell...............................       11,640              0          29,000         2.1%     **           6.7%
Richard J. Donahue...............................       65,972          1,950          41,376        12.0%     **           9.6%
Richard J. Shearer...............................        5,203              0          17,000         1.0%     **           4.0%
Craig S. Cinalli.................................        2,000              0           6,000        **        **           1.4%
Walter C. Pellish................................        5,755              0           6,000         1.1%     **           1.4%
Richard J. Nick /(15)/...........................       34,296          1,744          41,346         6.2%     **           9.6%
Donald G. Kilpatrick /(13)/......................       50,962              0          41,090         9.3%     **           9.5%
Roy D. Reeves....................................       27,500              0          25,000         5.0%     **           5.8%
John A. Ulizio...................................        5,755              0           6,000         1.1%     **           1.4%
Gary E. Bockrath.................................        6,109              0           6,000         1.1%     **           1.4%
Arnold L. Chavkin /(10)(14)/.....................            0              0               0        **        **          **
Ruth Dreessen....................................            0              0               0        **        **          **
Timothy J. Walsh /(10)(14)/......................            0              0               0        **        **          **
All directors and executive officers as a group
(14 persons) /(10)(12)(14)/......................      362,104         17,063         261,863        65.8%      4.5%       60.2%

              Beneficial Owners/(1)/                          Shares of Common Stock               Percentage of Common Stock/(2)/*
--------------------------------------------------  -------------------------------------------   ----------------------------------
                                                    Series A/(6)/  Series B/(7)/  Series D/(8)/     Series A   Series B   Series D
                                                    -------------  -------------  -------------    ---------  ---------  ---------
J.P. Morgan Chase & Co. /(9)(10)/................      678,035      1,356,070           9,232        75.0%     66.9%       52.2%
Massachusetts Mutual Life Insurance                    207,778        415,556           2,829        22.7%     20.2%       16.0%
Company /(11)/ ..................................
D. George Harris /(12)/..........................       15,268         58,016           1,260         1.7%      2.9%        7.1%
Anthony J. Petrocelli /(13)/.....................        9,035         27,070             798         1.0%      1.4%        4.5%
Richard E. Goodell...............................            0         20,000               0        **         1.0%       **
Richard J. Donahue...............................        1,104         16,291             300        **        **           1.7%
Richard J. Shearer...............................          596          1,775               0        **        **          **
Craig S. Cinalli.................................            0              0               0        **        **          **
Walter C. Pellish................................            0         10,000               0        **        **          **
Richard J. Nick..................................        3,312         17,771             268        **        **           1.5%
Donald G. Kilpatrick /(13)/......................        1,534          9,422               0        **        **          **
Roy D. Reeves....................................            0              0               0        **        **          **
John A. Ulizio...................................            0         10,000               0        **        **          **
Gary E. Bockrath.................................            0         10,000               0        **        **          **
Arnold L. Chavkin /(10)(14)/.....................            0              0               0        **        **          **
Ruth Dreessen....................................            0              0               0        **        **          **
Timothy J. Walsh /(10)(14)/......................            0              0               0        **        **          **
All directors and executive officers as a group
(14 persons) /(10)(12)(14)/......................       29,315        170,923           2,626         3.3%      8.6%       14.9%

-----------------------
* All share percentages assume that each respective beneficial owner, and only that owner, has exercised its warrants to purchase shares of preferred stock or common stock, as the case may be, of USS Holdings, if any.

**   Less than 1%.
(1) The address of J.P. Morgan Chase & Co. ("J.P. Morgan Chase") and its affiliates referred to in note (9) below is 270 Park Avenue, New York, New York, New York 10017. The address of Massachusetts Mutual Life Insurance Company and its affiliates is 1295 State Street, Springfield, Massachusetts 01111. The address of Mr. Kilpatrick is c/o Pillsbury Winthrop LLP, One Battery Park Plaza, New York, New York 10004. The address of each other person is c/o D. George Harris & Associates, Inc., 399 Park Avenue, 32nd Floor, New York, New York 10022.
(2) Notwithstanding the enumerated percentage shares of beneficial ownership of common and preferred stock, a stockholders agreement dated as of February 9, 1996, as amended (the "stockholders agreement"), among all of the stockholders of USS Holdings (the "Stockholders") governs the Stockholders' exercise of their voting rights with respect to election of directors and certain other material events. The parties to the stockholders agreement have agreed to vote their shares of USS Holdings to elect the Board of Directors as set forth therein. See "--The Stockholders Agreement."
(3) Holders of Class A common stock are entitled to one vote with respect to all matters to be voted on by USS Holdings' Stockholders for each share of Class A common stock held, subject to the stockholders agreement.
(4) Holders of Class B common stock, except as otherwise required by law, have no voting rights. The Class B common stock will automatically be converted into shares of Class A common stock on a one-for-one basis at the time of a trigger event or an event of conversion. A "trigger event" is defined in the stockholders agreement as (i) a default under certain debt documents or a failure to achieve a designated level of EBITDA (as defined in the stockholders agreement), (ii) after February 9, 2000, the passage of 180 days after JPMP (23A SBIC) (as defined in note (9)) has exercised its right to demand a sale of USS Holdings and the failure of the principals of D. George Harris & Associates, LLC ("DGHA") to sell USS Holdings or purchase the shares of the Institutional Stockholders (as defined below) or (iii) both D. George Harris and Anthony J. Petrocelli no longer serving on the USS Holdings' Board of Directors due to death, disability or resignation. An "event of conversion" is defined in the stockholders agreement as (i) the consummation of an initial public offering resulting in net proceeds to USS Holdings and/or any selling stockholders of not less than $30 million or (ii) the conversion of more than 50% of the Series B preferred stock originally issued. Holders (other than Mass Mutual (as defined in note
     (11))) of at least 50% of the then outstanding common stock purchase warrants and shares issued or issuable under the stockholders agreement, and Mass Mutual, if it holds at least 50% of the then outstanding common stock purchase warrants and shares issued or issuable under the stockholders agreement upon the exercise of the warrants then outstanding and held by Mass Mutual, have the right to require USS Holdings to purchase their warrants to purchase Class B common stock and shares issued thereunder held by JPMP (23A SBIC), Mass Mutual and certain DGHA principals at any time after October 1, 2004 and prior to a sale, public offering of common stock or liquidation of USS Holdings. Upon the exercise of those put rights, if USS Holdings cannot obtain the consents from third parties necessary to purchase those shares after using reasonable efforts, USS Holdings will be released from its obligation to purchase the warrants. At any time after October 1, 2005, USS Holdings has the right to purchase all (but not less than all) of the warrants to purchase shares of Class B common stock held by JPMP (23A SBIC), Mass Mutual and certain DGHA principals.
(5) Holders of Class C common stock are entitled to one vote with respect to all matters to be voted on by USS Holdings' stockholders for each share of Class C common stock held, subject to the stockholders agreement. Those shares are subject to repurchase by USS Holdings in certain circumstances upon the occurrence of certain liquidity events, including the sale of all or substantially all of the assets of USS Holdings and its subsidiaries, a merger of USS Holdings or any subsidiary and a sale of USS Holdings and upon the occurrence of certain termination events, including death, disability, retirement or termination of employment. The total number of shares of Class C common stock issuable under the warrants will be reduced by the number of shares of Class C common stock which did not vest and/or which are repurchased in accordance with the terms of the restricted stock purchase agreements pursuant to which the shares of Class C common stock are issued. Holders (other than Mass Mutual (as defined in note (11))) of at least 50% of the then outstanding common stock purchase warrants and shares issued or issuable under the stockholders agreement, and Mass Mutual, if it holds at least 50% of the then outstanding common stock purchase warrants and shares issued or issuable under the stockholders agreement upon the exercise of the warrants then outstanding and held by Mass Mutual, have the right to require USS Holdings to purchase their warrants to purchase shares of common stock and shares issued thereunder held by JPMP (23A SBIC) (as defined in note (9)), Mass Mutual and certain DGHA principals at any time after October 1, 2004 and prior to a sale, public offering of common stock or liquidation of USS Holdings. Upon the exercise of those put rights, if USS Holdings cannot obtain the consents from third parties necessary to purchase those shares after using reasonable efforts, USS Holdings will be released from its obligation to purchase the warrants. At any time after October 1, 2005, USS Holdings has the right to purchase all (but not less than all) of the warrants to purchase shares of Class C common stock held by JPMP (23A SBIC), Mass Mutual and certain DGHA principals.
(6) Holders of Series A preferred stock, except as otherwise required by law, have no voting rights, except in the event that there is a proposal to amend the terms of the Series A preferred stock so as to affect it adversely or a proposal to authorize or issue (i) any equity or convertible debt securities or (ii) certain rights to purchase equity or convertible debt securities, in either case ranking equal or superior to the Series A preferred stock (with certain exceptions), which shall then require the consent of the holders of two-thirds of the outstanding shares of Series A preferred stock. Holders of more than 50% of the Series B preferred stock originally issued have the right to require USS Holdings to purchase all (but not less than all) of the shares of Series A preferred stock and warrants to purchase Series A preferred stock held by JPMP (SBIC) (as defined in note (9)) and Mass Mutual (as defined in note (11)) at any time after October 1, 2004 and prior to a sale, public offering of common stock or liquidation of USS Holdings. Upon the exercise of those put rights, if USS Holdings cannot obtain the consents from third parties necessary to purchase those shares and warrants after using reasonable efforts, USS Holdings will be released from its obligation to purchase the shares and warrants. At any time after October 1, 2005, USS Holdings has the right to purchase all (but not less than all) of the Series A preferred stock held by JPMP (SBIC) and Mass Mutual.
(7) Holders of Series B preferred stock shall not, prior to the occurrence of a "trigger event" (as defined in note (4) above), have any voting rights, except as otherwise required by law and except in the event of a proposal to authorize or issue additional shares of Series B preferred stock or change the preferences, rights or powers of the Series B preferred stock so as to affect it adversely, which shall then require the consent of the holders of a majority of the outstanding shares of Series B preferred stock. After a trigger event, the holders of Series B preferred stock shall vote, together with the holders of Class A common stock, as one class, with each share of Series B preferred stock entitling its holder to that number of votes equal to the number of shares of common stock issuable upon conversion thereof (currently one share of Class B common stock for each share of Series B preferred stock (subject to adjustment)) on the date of any such vote, subject to the Stockholders Agreement. Holders of more than 50% of the Series B preferred stock originally issued have the right to require USS Holdings to purchase all (but not less than all) of the shares of Series B preferred stock and warrants to purchase Series B preferred stock held by JPMP (SBIC) (as defined in note (9)) and Mass Mutual (as defined in note (11)) at any time after October 1, 2004 and prior to a sale, public offering of common stock or liquidation of USS Holdings. Upon the exercise of those put rights, if USS Holdings cannot obtain the consents from third parties necessary to purchase those shares and warrants after using reasonable efforts, USS Holdings will be released from its obligation to purchase the shares and warrants. At any time after October 1, 2005, USS Holdings has the right to purchase all (but not less than all) of the Series B preferred stock held by JPMP (SBIC) and Mass Mutual. The Series B preferred stock will automatically be converted into an equal number of shares of Class B common stock (before a trigger event) or Class A common stock (after a trigger event) upon an event of conversion (as defined in note (4) above). Moreover, any holder of the Series B preferred stock can at any time and from time to time convert all or a portion of his Series B preferred stock into an equal number of shares of Class B common stock (before a trigger event) or Class A common stock (after a trigger event).
(8) Holders of Series D preferred stock, except as otherwise required by law, have no voting rights, except in the event there is a proposal to amend the terms of the Series D preferred stock so as to affect it adversely or a proposal to authorize or issue (i) any equity or convertible debt securities or (ii) certain rights to purchase equity or convertible debt securities, in either case ranking equal or superior to the Series D preferred stock, which shall then require the consent of the holders of a majority of the outstanding shares of Series D preferred stock.
(9) Includes (i) 664,146 shares of Series A preferred stock, 1,328,292 shares of Series B preferred stock, 9,232 shares of Series D preferred stock, 280,076 shares of Class B common stock, 59,993 shares of Class B common stock issuable upon exercise of common stock warrants and 8,800 shares of Class C common stock issuable upon exercise of common stock purchase warrants, in each case held by J.P. Morgan Partners (23A SBIC), LLC ("JPMP (23A SBIC)"), the managing member of which is J.P. Morgan Partners (23A SBIC Manager), Inc. ("JPMP (23A SBIC Manager)"), the sole stockholder of which is The Chase Manhattan Bank ("CMB"), the sole stockholder of which is J.P. Morgan Chase and (ii) 13,889 shares of Series A preferred stock issuable upon exercise of preferred stock warrants and 27,778 shares of Series B preferred stock issuable upon exercise of preferred stock warrants, in each case held by J.P. Morgan Partners (SBIC), LLC ("JPMP
     (SBIC)"), the sole member of which is J.P. Morgan Partners (BHCA), L.P. ("JPMP (BHCA)"), the general partner of which is JPMP Master Fund Manager, L.P. ("JPMP MFM"), the general partner of which is JPMP Capital Corp. ("JPMP CC"), the sole stockholder of which is J.P. Morgan Chase. Each of JPMP (23A SBIC), JPMP (23A SBIC Manager), CMB, JPMP (SBIC), JPMP (BHCA), JPMP MFM, JPMP CC and J.P. Morgan Chase may be deemed the beneficial owner of the foregoing shares. Messrs. Chavkin and Walsh are executive officers of JPMP (23A SBIC Manager), JPMP (SBIC), JPMP CC and J.P. Morgan Partners, LLC ("JPMP LLC"), which serves as investment advisor to JPMP (23A SBIC), JPMP (SBIC) and JPMP (BHCA). JPMP (23A SBIC) and JPMP (SBIC) are licensed small business investment companies (an "SBIC") and as such are subject to certain restrictions imposed upon SBICs by the regulations established and enforced by the United States Small Business Administration. Among these restrictions are certain limitations on the extent to which an SBIC may exercise control over companies in which it invests.
(10) Messrs. Chavkin and Walsh may be deemed the beneficial owners of the shares of common stock and preferred stock and warrants to purchase preferred and common stock referred to in note (9) above given their positions as executive officers of JPMP (23A SBIC Manager), JPMP (SBIC), JPMP CC and JPMP LLC.
(11) Includes (i) 180,000 shares of Series A preferred stock and warrants to purchase 27,778 shares of Series A preferred stock, (ii) 360,000 shares of Series B preferred stock and warrants to purchase 55,556 shares of Series B preferred stock (iii) 2,829 shares of Series D preferred stock, (iv) 85,827 shares of Class B common stock, (v) warrants to purchase 18,384 shares of Class B common stock issuable upon exercise of common stock purchase warrants and (vi) 2,697 shares of Class C common stock issuable upon exercise of common stock purchase warrants owned by Massachusetts Mutual Life Insurance Company, Mass Mutual Participation Investors, Mass Mutual Corporate Investors and Gerlach & Co. (collectively, "Mass Mutual").
(12) Does not include 19,691 shares of Class A common stock, 938 shares of Series A preferred stock, 31,575 shares of Series B preferred stock, 219 shares of Series D preferred stock, 1,420 shares of Class B common stock issuable upon exercise of common stock purchase warrants and 208 shares of Class C common stock issuable upon exercise of common stock purchase warrants held in two trusts over which Mr. Harris, as co-trustee, shares voting control and investment control.
(13) Does not include 7,075 shares of Class A common stock, 18,537 shares of Series B preferred stock, 78 shares of Series D preferred stock, 84 shares of Class B common stock issuable upon exercise of common stock purchase warrants and 12 shares of Class C common stock issuable upon exercise of common stock purchase warrants held in twelve trusts over which Messrs. Petrocelli and Kilpatrick, as co-trustees, share voting control and investment control.
(14) Does not include the shares of common stock and preferred stock and warrants to purchase preferred and common stock referred to in note (9) above.
(15) Does not include 750 shares of Class A Common held in two trusts over which Messrs. Nick and Petrocelli as co-trustees share voting control and investment control.

The Stockholders Agreement

        The holders of all of the capital stock of USS Holdings are party to a stockholders agreement. The stockholders agreement governs the holders' exercise of their voting rights with respect to the election of directors and certain other material events. The parties to the agreement have agreed to vote their shares of USS Holdings to elect (i) for as long as Mr. Harris owns 50% or more of the securities of USS Holdings (subject to certain exceptions set forth in the agreement) held by him on February 9, 1996 (the date of the U.S. Silica acquisition), two directors designated by Mr. Harris, including himself, (ii) for as long as Mr. Petrocelli owns 50% or more of the securities of USS Holdings (subject to certain exceptions set forth in the agreement) held by him on February 9, 1996, one director designated by Mr. Petrocelli, and (iii) three directors designated by a majority of the institutional stockholders party to the stockholders agreement (the "Institutional Stockholders"). JPMP (23A SBIC) and JPMP (SBIC) currently hold 76.5% of the stock owned by the Institutional Stockholders. For so long as each shall be a director, Mr. Harris will always be elected as Chairman of the Board of Directors, and Mr. Petrocelli will always be elected as Vice Chairman of the Board of Directors. Upon a trigger event, a majority of the Institutional Stockholders have the right to designate two additional directors, thus enabling them to choose the majority of directors serving on the Board of Directors.

        The provisions of the stockholders agreement also govern:

        - restrictions on certain actions by USS Holdings and its subsidiaries without the consent of (i) prior to the occurrence of a trigger event, a majority of the Institutional Stockholders and the DGHA Stockholders (as defined in the stockholders agreement), and (ii) after the occurrence of a trigger event, a majority of the Institutional Stockholders only; these restricted actions include, among other things, the consummation of a public offering, the issuance of certain equity securities, the merger or consolidation with or into another entity, the acquisition of another entity, certain sales of assets, the liquidation or reorganization of USS Holdings and the incurrence of certain debt;

        - stockholder rights of first refusal to purchase certain capital stock or equity securities to be issued by USS Holdings;

        - USS Holdings' and stockholder rights of first offer to purchase certain shares of USS Holdings to be sold by stockholders;

        - USS Holdings' and stockholder rights to purchase, and stockholder rights to sell, certain shares of USS Holdings held by stockholders in certain instances (including a person's termination of employment);

        - rights of certain stockholders to cause all of the other stockholders to sell stock in connection with the sale of USS Holdings; and

        - rights of certain stockholders to participate in certain sales of the shares of USS Holdings by other stockholders.

Item 13.  Certain Relationships and Related Transactions

Loans to Management

        In 2000, our indirect parent, USS Holdings, made loans to certain of its management stockholders to finance their purchase of shares of USS Holdings' Class A common stock and Series D preferred stock. The loans are evidenced by promissory notes that accrue interest at 9% per annum payable quarterly, and are collateralized by the stock. During 2000, the largest aggregate amount of indebtedness under these loans for Richard E. Goodell, our Vice Chairman, was $200,000, and for Richard J. Shearer, the President of U.S. Silica, was $83,000. As of December 31, 2000, Mr. Goodell's outstanding loan was $100,000 and Mr. Shearer's was $83,000.

Relationship with J.P. Morgan Chase & Co.

        The Chase Manhattan Bank, an affiliate of Chase Securities Inc. ("CSI"), is a lender under our senior secured credit agreement. From time to time, CSI acts as a principal or agent in connection with offers and sales of our senior subordinated notes in market-making transactions. Both CSI and CMB are affiliates of JPMP LLC, which serves as investment advisor to JPMP (23A SBIC) and JPMP (SBIC). Certain affiliates of J.P. Morgan Chase own a majority of the outstanding preferred stock of USS Holdings and thus have the right under the stockholders agreement to appoint three directors of USS Holdings. Arnold L. Chavkin, one of our directors, is also an executive partner at JPMP LLC. Ruth Dreessen, one of our directors, is also a managing director of CSI. Timothy J. Walsh, one of our directors, is also a partner at JPMP LLC. Messrs. Chavkin and Walsh are also executive officers of the managing member of JPMP (23A SBIC) and executive officers of JPMP (SBIC).

Management Services Agreement

        Pursuant to an agreement among USS Holdings, BMAC Holdings, D. George Harris & Associates, LLC ("DGHA") and us, DGHA (the principals of which are stockholders of USS Holdings) provides management advisory services to us from time to time. In consideration of these management services, we have agreed to pay an annual management fee to DGHA. The base annual fee is $500,000 but is adjusted based on the amount that our actual EBITDA (as defined in the agreement) for a fiscal year exceeds or falls short of a budgeted EBITDA for that fiscal year. Pursuant to the agreement, the budgeted EBITDA for a fiscal year and the amount of the fee are adjusted for acquisitions approved by the stockholders as provided in the stockholders agreement or any disposition of stock or assets. The agreement provides that in the event of a business acquisition by us, we will pay DGHA an acquisition fee equal to 1% of the total purchase price of the acquisition, including all third party indebtedness assumed by us in connection with the acquisition.

        The agreement also provides that, at DGHA's request, we are obligated to provide DGHA with one or more interest-free loans not exceeding an aggregate of $1.0 million in any calendar year. As of December 31, 2000, a loan of $1.0 million was currently outstanding. This loan is guaranteed by D. George Harris, Anthony J. Petrocelli, Richard J. Donahue, Donald G. Kilpatrick and Richard J. Nick. Finally, pursuant to the agreement, the other companies party to the agreement will reimburse DGHA for all transaction expenses incurred in relation to completed acquisitions; those companies will also reimburse DGHA for other expenses incurred relating to company business up to $100,000 in any calendar year. The agreement initially terminated on December 31, 2000, but, pursuant to its terms, was automatically extended and will continue in full force and effect unless terminated (i) by USS Holdings or DGHA upon nine months' prior written notice, (ii) upon certain events of sale, merger, change of stock ownership or appointment of additional directors or (iii) at the option of USS Holdings if neither Messrs. Harris or Petrocelli is actively involved in the management of DGHA.

        We paid approximately $1,209,000 in management fees and $925,000 in acquisition fees to DGHA for the year ended December 31, 2000 under this agreement, and we expect to pay approximately $668,000 in management fees to DGHA for the year ended December 31, 2001.

Tax Sharing Agreement

        Pursuant to a tax sharing agreement, USS Holdings has agreed to file consolidated federal income tax returns (and, in certain circumstances, state and local income tax returns) with us and our domestic subsidiaries. Under this agreement, we have agreed to pay USS Holdings amounts designed to approximate the amount of income tax that we and our domestic subsidiaries would have paid had we filed consolidated federal income tax returns (and, if applicable, state and local income tax returns) separate from USS Holdings.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statements Filed as Part of This Annual Report on Form 10-K

        The report of the independent accountants and the financial statements and notes thereto for Better Minerals & Aggregates Company are listed in the Index to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

                REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL
                              STATEMENT SCHEDULE

To the Board of Directors and Stockholder of Better Minerals & Aggregates Company:

Our audits of the consolidated financial statements of Better Minerals & Aggregates Company referred to in our report dated March 16, 2001 included in
Item 8 of this Annual Report on Form 10-K also included an audit of the financial statement schedule on page 71 of this Annual Report on Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

New York, New York
March 16, 2001

         Schedule II - Valuation and Qualifying Accounts and Reserves

                     Better Minerals & Aggregates Company

             For the Years Ended December 31, 2000, 1999 and 1998
                           (in thousands of dollars)

                                             Additions
                                    -------------------------
                      Balance at    Charged to    Resulting                            Balance at
                     Beginning of    Costs and       from             Accounts           End of
                                                               ----------------------
Description             Period       Expenses    Acquisitions  Written Off  Recovered    Period
-----------          ------------   ----------   ------------  -----------  ---------  ----------
Allowance for
Doubtful Accounts
2000                  $     1,278    $     638   $         --  $      (624) $      35   $   1,327
1999                  $     1,060    $     222   $        100  $      (145) $      41   $   1,278
1998                  $       422    $     146   $        520  $       (29) $       1   $   1,060

                               ----------------

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

        The list of exhibits on the accompanying Index to Exhibits is hereby incorporated by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit is indicated by an asterisk.

(b) Reports on Form 8-K.

        We did not file any reports on Form 8-K during the last quarter of the period covered by this Annual Report on Form 10-K.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2001.

                         BETTER MINERALS & AGGREGATES COMPANY


                         By: /s/ Gary E. Bockrath
                             -----------------------------------------
                             Name:  Gary E. Bockrath
                             Title: Vice President and Chief Financial Officer

                               POWER OF ATTORNEY

        Know all persons by these presents, that each person whose signature appears below appoints Gary E. Bockrath and John A. Ulizio, jointly and severally, as his or her true and lawful attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, jointly and severally, full power and authority to do and perform each in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, jointly and severally, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Dated:  March 27, 2001

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                          TITLE                                   DATE
---------                          -----                                   ----


/s/ Roy D. Reeves                  President and Chief Executive         3/20/01
-----------------------------      Officer (Principal Executive Officer)
Roy D. Reeves



/s/ Gary E. Bockrath               Vice President and Chief Financial    3/20/01
-----------------------------      Officer (Principal Financial Officer
Gary E. Bockrath                   and Principal Accounting Officer)

/s/ D. George Harris
-----------------------------       Director                            3/26/01
D. George Harris

/s/ Anthony J. Petrocelli
-----------------------------       Director                            3/21/01
Anthony J. Petrocelli

/s/ Richard J. Donahue
-----------------------------       Director                            3/21/01
Richard J. Donahue

/s/ Arnold L. Chavkin
-----------------------------       Director                            3/21/01
Arnold L. Chavkin

/s/ Ruth Dreessen
-----------------------------       Director                            3/26/01
Ruth Dreessen

/s/ Timothy J. Walsh
-----------------------------       Director                            3/21/01
Timothy J. Walsh

/s/ Richard E. Goodell
-----------------------------       Director                            3/21/01
Richard E. Goodell

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         EXHIBIT
------         -------

3.1 Amended and Restated Certificate of Incorporation of Better Minerals & Aggregates Company dated as of February 9, 1996 (incorporated by reference to Exhibit 3.1 of the Better Minerals & Aggregates Company Registration Statement on Form S-4, Registration No. 333-32518, filed on March 15, 2000).

3.1.1 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Better Minerals & Aggregates Company dated September 30, 1999 (incorporated by reference to Exhibit 3.1.1 of the Better Minerals & Aggregates Company Registration Statement on Form S-4, Registration No. 333-32518, filed on March 15,
               2000).

3.2 By-laws of Better Minerals & Aggregates Company (incorporated by reference to Exhibit 3.2 of the Better Minerals & Aggregates Company Registration Statement on Form S-4, Registration No. 333-32518, filed on March 15, 2000).

4.1 Indenture, dated as of October 1, 1999, among Better Minerals & Aggregates Company, the subsidiary guarantors named therein and The Bank of New York, as trustee (including the forms of Better Minerals & Aggregates Company's 13% Senior Subordinated Notes due 2009 attached thereto as exhibits) (incorporated by reference to
               Exhibit 4.1 of the Better Minerals & Aggregates Company Registration Statement on Form S-4, Registration No. 333-32518, filed on March 15, 2000).

4.2 Supplemental Indenture, dated as of December 1, 2000, among Better Minerals & Aggregates Company, BMAC Services Co., Inc. and the other subsidiary guarantors named therein and The Bank of New York, as trustee.

10.1 Stockholders Agreement, dated as of February 9, 1996, among USS Holdings, Inc. and the stockholders of USS Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Better Minerals & Aggregates Company Registration Statement on Form S-4, Registration No. 333-32518, filed on March 15, 2000).

10.1.1 Amendment No. 1 to Stockholders Agreement, dated as of October 15, 1996, among USS Holdings, Inc. and the stockholders of USS Holdings, Inc. (incorporated by reference to Exhibit 10.1.1 of the Better Minerals & Aggregates Company Registration Statement on Form S-4, Registration No. 333-32518, filed on March 15,
               2000).

10.1.2 Amendment No. 2 to Stockholders Agreement, dated as of October 6, 1998, among USS Holdings, Inc. and the stockholders of USS Holdings, Inc. (incorporated by reference to Exhibit 10.1.2 of the Better Minerals & Aggregates Company

               Registration Statement on Form S-4, Registration No. 333-32518, filed on March 15, 2000).

10.2 Amended and Restated Management Services Agreement, dated October 1, 1998, among Better Minerals & Aggregates Company, USS Holdings, Inc., BMAC Holdings, Inc. and D. George Harris & Associates, LLC (incorporated by reference to Exhibit 10.2 of the Better Minerals & Aggregates Company Registration Statement on Form S-4, Registration No. 333-32518, filed on March 15, 2000).

10.2.1 Assignment and Assumption Agreement, dated as of September 30, 1999, among D. George Harris & Associates, Inc., D. George Harris & Associates, LLC, USS Holdings, Inc., USS Intermediate Holdco, Inc., U.S. Silica Company, BMAC Holdings, Inc. and Better Minerals & Aggregates Company (incorporated by reference to
               Exhibit 10.2.1 of the Better Minerals & Aggregates Company Registration Statement on Form S-4, Registration No. 333-32518, filed on March 15, 2000).

10.3 Amended and Restated Tax Sharing Agreement, dated as of October 1, 1999, among Better Minerals & Aggregates Company, its domestic subsidiaries, and USS Holdings, Inc. (incorporated by reference to Exhibit 10.3 of the Better Minerals & Aggregates Company Registration Statement on Form S-4, Registration No. 333-32518, filed on March 15, 2000).

10.4 Credit Agreement, dated as of September 30, 1999, among Better Minerals & Aggregates Company, BMAC Holdings, Inc., George F. Pettinos (Canada) Limited, Banque Nationale de Paris, and the financial institutions and other institutional lenders named therein (incorporated by reference to Exhibit 10.4 of the Better Minerals & Aggregates Company Registration Statement on Form S-4, Registration No. 333-32518, filed on March 15, 2000).

10.4.1 Amendment and Waiver No. 1 to the Credit Agreement and Security Agreement, dated as of December 31, 1999, among BMAC Holdings, Inc., Better Minerals & Aggregates Company, George F. Pettinos (Canada) Limited, the banks, financial institutions and other institutional lenders parties to the Credit Agreement dated as of September 30, 1999, and Banque Nationale de Paris (incorporated by reference to Exhibit 10.1 of the Better Minerals & Aggregates Company Quarterly Report on Form 10-Q filed on August 11, 2000).

10.4.2 Amendment No. 2 to the Credit Agreement, dated as of March 15, 2000, among BMAC Holdings, Inc., Better Minerals & Aggregates Company, the banks, financial institutions and other institutional lenders parties to the Credit Agreement dated as of September 30, 1999, and Banque Nationale de Paris (incorporated by reference to Exhibit 10.2 of the Better Minerals & Aggregates Company Quarterly Report on Form 10-Q filed on August 11, 2000).

10.4.3 Amendment No. 3 to the Credit Agreement, dated as of December 31, 2000, among BMAC Holdings, Inc., Better Minerals & Aggregates Company, the banks, financial institutions and other institutional lenders parties to the Credit Agreement dated as of September 30, 1999, and Banque Nationale de Paris (incorporated by reference to Exhibit 10.1 of the Better Minerals & Aggregates Company Current Report on
               Form 8-K filed on March 5, 2001).

10.5 Security Agreement, dated September 30, 1999, among Better Minerals & Aggregates Company, the subsidiary guarantors named therein and Banque Nationale de Paris (incorporated by reference to Exhibit 10.5 of the Better Minerals & Aggregates Company Registration Statement on Form S-4, Registration No. 333-32518, filed on March 15, 2000).

10.6 Intellectual Property Security Agreement, dated September 30, 1999, among Better Minerals & Aggregates Company, the subsidiary guarantors named therein and Banque Nationale de Paris (incorporated by reference to Exhibit 10.6 of the Better Minerals & Aggregates Company Registration Statement on Form S-4, Registration No. 333-32518, filed on March 15, 2000).

10.7 Parent Guarantor Security Agreement, dated September 30, 1999, between BMAC Holdings, Inc. and Banque Nationale de Paris (incorporated by reference to Exhibit 10.7 of the Better Minerals & Aggregates Company Registration Statement on Form S-4, Registration No. 333-32518, filed on March 15, 2000).

10.8 Parent Guaranty, dated September 30, 1999, between BMAC Holdings, Inc. and Banque Nationale de Paris (incorporated by reference to Exhibit 10.9 of the Better Minerals & Aggregates Company Registration Statement on Form S-4, Registration No. 333-32518, filed on March 15, 2000).

10.9 Subsidiary Guaranty, dated September 30, 1999, between each of the subsidiary guarantors named therein and Banque Nationale de Paris (incorporated by reference to Exhibit 10.10 of the Better Minerals & Aggregates Company Registration Statement on Form S-4, Registration No. 333-32518, filed on March 15, 2000).

10.10* Employment Agreement, dated December 14, 1998, between Better Materials Corporation and Craig S. Cinalli (incorporated by reference to Exhibit 10.1 of the Better Minerals & Aggregates Company Quarterly Report on Form 10-Q filed on May 25, 2000).

10.11* Amendment No. 1, dated March 15, 2001, to Employment Agreement dated December 14, 1998 between Better Materials Corporation and Craig S. Cinalli.

10.12* Severance Agreement, dated August 15, 2000, between U.S. Silica Company and Richard Shearer.

10.13* Employment Agreement, dated April 19, 2000, between Better Minerals & Aggregates Company and Roy Reeves.

10.14* Employment Agreement, dated April 19, 2000, between USS Holdings, Inc. and Roy Reeves.

10.15* Employment, Consulting and Non-Competition Agreement, dated December 31, 2000, between USS Holdings, BMAC Holdings, Inc., U.S. Silica Company and Better Minerals & Aggregates Company and Richard Goodell.

12.1           Statement regarding ratio of earnings to fixed charges.

21.1           Subsidiaries of Better Minerals & Aggregates Company.