Form 10-K/A
period 2000-12-31
BETTER MINERALS & AGGREGATES CO
filed 2001-03-29
CIK 1108673

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                  FORM 10-K/A
                           FOR ANNUAL AND TRANSITION
                   REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

     (Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. [X]

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

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2001.

                         BETTER MINERALS & AGGREGATES COMPANY


                         By: /s/ Gary E. Bockrath
                             -----------------------------------------
                             Name:  Gary E. Bockrath
                             Title: Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                          TITLE                                   DATE
---------                          -----                                   ----


            *                      President and Chief Executive         3/28/01
-----------------------------      Officer (Principal Executive Officer)
Roy D. Reeves



            *                      Vice President and Chief Financial    3/28/01
-----------------------------      Officer (Principal Financial Officer
Gary E. Bockrath                   and Principal Accounting Officer)

            *
-----------------------------       Director                            3/28/01
D. George Harris

            *
-----------------------------       Director                            3/28/01
Anthony J. Petrocelli

            *
-----------------------------       Director                            3/28/01
Richard J. Donahue

            *
-----------------------------       Director                            3/28/01
Arnold L. Chavkin

            *
-----------------------------       Director                            3/28/01
Ruth Dreessen

            *
-----------------------------       Director                            3/28/01
Timothy J. Walsh

            *
-----------------------------       Director                            3/28/01
Richard E. Goodell

By:  /s/ Gary E. Bockrath
     ------------------------
     Gary E. Bockrath
     Attorney-in-fact

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