Form 10-Q
period 2001-03-31
BETTER MINERALS & AGGREGATES CO
filed 2001-05-15
CIK 1108673

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ------------------------------------

                                    FORM 10-Q

(Mark One)
   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

                                       or

   [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period ______ to ______

                        Commission File Number 333-32518

                      Better Minerals & Aggregates Company
             (Exact Name of Registrant As Specified in its Charter)

                              Delaware . 55-0749125
      (State or Other Jurisdiction of (I.R.S. Employer Identification No.)
                         Incorporation or Organization)

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

          Class                  Outstanding as of April 30, 2001
          -----                  --------------------------------

          Common Stock           100 shares

                      Better Minerals & Aggregates Company
                                 Form 10-Q Index


                                                                       Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of
March 31, 2001 (unaudited) and December 31, 2000......................   1
Condensed Consolidated Statements of Operations for the three
months ended March 31, 2001 and March 31, 2000 (unaudited)............   3
Condensed Consolidated Statements of Stockholder's Equity for
the three months ended March 31, 2001 and March 31, 2000 (unaudited).. 4 Condensed Consolidated Statements of Cash Flows for the three months
ended March 31, 2001 and March 31, 2000 (unaudited)...................   5
Notes to Condensed Consolidated Financial Statements..................   6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations.............................................  10

Item 3. Quantitative and Qualitative Disclosures About Market Risk....  13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.............................................  14

Item 5. Other Information.............................................  14

Item 6. Exhibits and Reports on Form 8-K..............................  14


Signatures............................................................  15

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                                March 31,   December 31,
                                                                                  2001         2000
                                                                               ---------    ---------
                                                                               (Unaudited)
Assets

Current:
         Cash and cash equivalents .........................................   $     437    $     860
         Accounts receivable:
            Trade, less allowance for doubtful accounts ....................      41,721       44,817
            Other ..........................................................         964        1,173
         Inventories .......................................................      28,363       27,890
         Prepaid expenses and other current assets .........................       3,052        3,221
         Income tax deposit ................................................         986        2,070
         Deferred income taxes .............................................      12,809       12,809
                                                                               ---------    ---------
               Total current assets ........................................      88,332       92,840

Property, plant and equipment:
         Mining property ...................................................     264,175      264,175
         Mine development ..................................................       8,258        8,156
         Land ..............................................................      28,296       28,249
         Land improvements .................................................       5,184        5,043
         Buildings .........................................................      36,556       36,556
         Machinery and equipment ...........................................     156,900      156,297
         Furniture and fixtures ............................................       1,554        1,395
         Construction-in-progress ..........................................       7,983        5,317
                                                                               ---------    ---------
                                                                                 508,906      505,188
         Accumulated depletion, depreciation and amortization ..............     (97,006)     (89,502)
                                                                               ---------    ---------
            Property, plant and equipment, net .............................     411,900      415,686

Other noncurrent:
         Goodwill and non compete agreements, net ..........................      15,791       16,649
         Debt issuance costs ...............................................      11,938       12,958
         Other noncurrent assets ...........................................         118          153
                                                                               ---------    ---------
               Total other noncurrent ......................................      27,847       29,760
                                                                               ---------    ---------

               Total assets ................................................   $ 528,079    $ 538,286
                                                                               =========    =========



              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                March 31,   December 31,
                                                                                   2001         2000
                                                                               ---------    ----------
                                                                               (Unaudited)
Liabilities

Current:
         Book overdraft ....................................................   $   6,381    $   7,264
         Accounts payable ..................................................      14,324       15,908
         Accrued liabilities ...............................................      12,038       11,490
         Due to parent .....................................................       2,415        2,362
         Accrued interest ..................................................       3,450        8,654
         Current portion of long-term debt .................................       9,657        9,076
                                                                               ---------    ---------
               Total current liabilities ...................................      48,265       54,754

Noncurrent liabilities:
         Deferred income taxes .............................................     103,891      110,676
         Long-term debt, net of current portion ............................     291,121      280,329
         Other noncurrent liabilities ......................................      39,584       39,311
                                                                               ---------    ---------
               Total noncurrent liabilities ................................     434,596      430,316

Commitments and contingencies

Stockholder's Equity

Common stock, par value $.01, authorized 5,000 shares, issued 100 shares ...        --           --
Additional paid-in capital .................................................      81,377       81,377
Loan to related party ......................................................      (1,433)      (1,507)
Retained deficit ...........................................................     (34,516)     (26,560)
Accumulated other comprehensive (loss) .....................................        (210)         (94)
                                                                               ---------    ---------
               Total stockholder's equity ..................................      45,218       53,216
                                                                               ---------    ---------

               Total liabilities and stockholder's equity ..................   $ 528,079    $ 538,286
                                                                               =========    =========




        The accompanying notes are an integral part of these statements.



              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                               For the Three Months Ended
                                                                                        March 31,
                                                                                   2001       2000

Net sales ...................................................................   $ 58,958    $ 61,974
Cost of goods sold ..........................................................     50,497      50,015
Depreciation, depletion and amortization ....................................      8,238       8,456
Selling, general and administrative .........................................      5,239       6,056
                                                                                --------    --------
         Operating loss .....................................................     (5,016)     (2,553)

Interest expense ............................................................      9,971       8,860
Other income net, including interest income .................................       (346)       (507)
                                                                                --------    --------
         Loss before income taxes ...........................................    (14,641)    (10,906)

Benefit for income taxes ....................................................     (6,685)     (1,799)
                                                                                --------    --------
         Net loss ...........................................................   $ (7,956)   $ (9,107)
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



              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                         Accumulated Other
                                                                                         Comprehensive Loss
                                                                          -------------------------------------------
                                             Additional          Loans to Unrealized    Foreign      Minimum            Total
                                     Common   Paid-In   Retained  Related  Loss on      Currency     Pension         Stockholder's
                                      Stock   Capital    Deficit   Party  Derivatives  Translation  Liability   Total  Equity
                                     ------  --------  --------  -------- -----------  ----------- ----------  ------ --------
Balance December 31, 1999           $        $ 81,377  $(17,012) $         $            $     (30)  $         $   (30)$ 64,335

Comprehensive income,
   net of income taxes:
      Net loss                                           (9,107)                                                        (9,107)
      Foreign currency translation                                                             30                  30       30
                                                                                                                      --------
            Total comprehensive loss                                                                                    (9,077
                                             --------  --------  --------  -----------  ---------   --------- ------- --------
Balance March 31, 2000              $        $ 81,377  $(26,119) $         $                        $         $       $ 55,258
                                             ========   ======== ========  ===========  =========   ========= ======= ========

Balance December 31, 2000           $        $ 81,377  $(26,560) $ (1,507)                          $    (94) $   (94)  53,216

Comprehensive income,
   net of income taxes:
      Net loss                                           (7,956)                                                        (7,956)
      Unrealized holding loss
               on derivatives                                                     (116)                          (116)    (116)
                                                                                                                      --------
            Total comprehensive loss                                                                                    (8,072)
Loans to related party                                                 74                                                  74
                                             --------  --------  --------  -----------  ---------   --------- ------- --------

Balance March 31, 2001              $        $ 81,377  $(34,516) $ (1,433) $      (116) $           $    (94) $  (210)$ 45,218
                                             ========   ======== ========  ===========  =========   ========= ======= ========



The accompanying notes are an integral part of these statements.



              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                              For the Three Months Ended
                                                                                                      March 31,
                                                                                                     2001        2000
                                                                                                     ----        ----

Cash flows from operating activities:
      Net loss ................................................................................   $ (7,956)   $ (9,107)
      Adjustments to reconcile net (loss) to cash flows from operations:
            Depreciation ......................................................................      6,050       5,515
            Depletion .........................................................................      1,244       1,229
            Non compete agreements amortization ...............................................        569       1,381
            Debt issuance amortization ........................................................      1,020         490
            Deferred income taxes .............................................................     (6,785)     (5,881)
            Disposal of property, plant and equipment (gain) loss .............................       (197)          2
            Loss on sale of investment ........................................................       --            83
            Other .............................................................................        688        (252)
            Changes in assets and liabilities, net of the effects from disposed company:
                        Trade receivables .....................................................      3,096       1,716
                        Non-trade receivables .................................................        209         140
                        Receivable from/payable to parent .....................................         53         (46)
                        Payable to related party ..............................................       --          (179)
                        Inventories ...........................................................       (473)       (988)
                        Prepaid expenses and other current assets .............................        169        (517)
                        Accounts payable and accrued liabilities ..............................     (1,038)     (1,239)
                        Accrued interest ......................................................     (5,204)     (4,261)
                        Income taxes ..........................................................      1,085       3,976
                                                                                                  --------    --------
                                    Net cash used for operating activities ....................     (7,470)     (7,938)

Cash flows from investing activities:
             Capital expenditures .............................................................     (4,007)     (4,947)
             Proceeds from sale of property, plant and equipment ..............................        500        --
             Loans to related party ...........................................................         74        --
             Proceeds from sale of investment .................................................       --         3,136
                                                                                                  --------    --------
                                     Net cash used for investing activities ...................     (3,433)     (1,811)

Cash flows from financing activities:

             Decrease in book overdraft .......................................................       (883)       (800)
             Repayment of long-term debt ......................................................     (2,177)     (2,290)
             Net revolver credit agreement facility ...........................................     13,550        --
             Principal payments on capital lease obligations ..................................        (10)        (12)
                                                                                                  --------    --------
                                     Net cash (used for) provided by financing activities .....     10,480      (3,102)
Effect of exchange rate on cash ...............................................................       --            30
                                                                                                  --------    --------
                                     Net decrease in cash .....................................       (423)    (12,821)

Cash and cash equivalents, beginning of period ................................................        860      13,573
Cash and cash equivalents, ending of period ...................................................   $    437    $    752


        The accompanying notes are an integral part of these statements.


              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.  Accounting Policies

The unaudited interim condensed consolidated financial statements of Better Minerals & Aggregates Company (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of the reported interim periods. The statements should be read in conjunction with the summary accounting policies and notes to the audited financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as amended (the "Form 10-K").

Operating results are not necessarily indicative of the results to be expected for the full year or any other interim period due to the seasonal, weather-related conditions in certain aspects of the Company's business.

2.  Inventories

At March 31, 2001 and December 31, 2000, inventory consisted of the following:

                                                       March 31,  December 31,
   (In thousands)                                        2001         2000
                                                         ----         ----
   Supplies (net of $75 and $66 obsolescence reserve)  $12,085    $ 11,820
   Raw materials and work in process                     4,894       4,563
   Finished goods                                       11,384      11,507
                                                        ------      ------
                                                       $28,363    $ 27,890
                                                       =======    ========

3.  Comprehensive Income

Comprehensive income, net of tax for the three months ended March 31, 2001 and 2000 was as follows:

                                                         Three Months Ended
                                                               March 31,
   (In thousands)                                          2001       2000
                                                           ----       ----
   Net income (loss)                                    $(7,956)   $(9,107)
   Unrealized holding loss on derivatives                 (116)          -
   Foreign currency translation                               -         30
                                                        --------   --------
          Total comprehensive income                    $(8,072)   $(9,077)
                                                        ========   ========

4. Segment Information

The Company operates in the industrial minerals and aggregates business segments which are more fully described in the Form 10-K. On January 1, 2001, aspart of a change in management reporting responsibilities, all of the New Jerseyoperating assets of the Company's industrial minerals business unit were transferred to the Company's aggregates business unit. Net sales from the transferred assets are made both directly to customers and to the Company's industrial minerals subsidiary. Prior year segment reporting has been restated to include the New Jersey operations as a part of the Company's aggregates business unit. Reportable segment information for the three months ended March 31, 2001 and 2000 was as follows:

                                                        Three Months Ended
                                                             March 31,
(In thousands)                                           2001        2000
                                                         ----        ----
Net sales:
         Aggregates ................................. $ 17,096    $ 17,267
         Industrial Minerals ........................   46,011      49,080
         Eliminations ...............................   (4,149)     (4,373)
                                                      --------    --------
               Total net sales ...................... $ 58,958    $ 61,974
                                                      ========    ========
Operating company income (loss):
         Aggregates ................................. $ (7,111)   $ (6,310)
         Industrial Minerals ........................    2,356       3,832
                                                      --------    --------
               Total operating company
                              income (loss) ......... $ (4,755)   $ (2,478)
         General corporate expense ..................     (261)        (75)
                                                      --------    --------

               Total operating income (loss) ........ $ (5,016)   $ (2,553)
                                                      ========    =========
Depreciation,  depletion and amortization expense:
         Aggregates ................................. $  4,196    $  3,548
         Industrial Minerals ........................    4,026       4,893
         Corporate ..................................       16          15
                                                      --------    --------
               Total depreciation, depletion, and
                              amortization expense .. $  8,238    $  8,456
                                                      ========    ========
Capital expenditures:
         Aggregates ................................. $  3,012    $  2,967
         Industrial Minerals ........................      995       1,945
         Corporate ..................................     --            35
                                                      --------    --------
               Total capital expenditures ........... $  4,007    $  4,947
                                                      ========    ========

Asset segment information at March 31, 2001 and December 31, 2000 was as follows:

                                                     March 31,    December 31,
(In thousands)                                         2001          2000
                                                       ----          ----
Assets:
        Aggregates .................................. $ 345,921   $ 351,969
        Industrial Minerals .........................   164,887     203,676
        Corporate ...................................    19,389      20,533
        Elimination of intersegment receivables .....    (2,118)    (37,892)
                                                      ---------   ---------
                  Total assets ...................... $ 528,079   $ 538,286
                                                      =========   =========

5.  Impact of Recent Accounting Standards

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. Initial adoption of this new accounting standard did not have a material impact on the Company's financial statements. In accordance with SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of a derivative instrument designated as a "fair value" hedge, along with the corresponding change in fair value of the hedged asset or liability, are recorded in current-period earnings. Changes in the fair value of a derivative instrument designated as a "cash flow" hedge, to the extent the hedge is highly effective, are recorded temporarily in other comprehensive income then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of the cash flow hedge is recognized in current-period earnings.

At March 31, 2001, the Company's derivative contracts consisted of an interest rate swap used to convert a portion of its variable-rate debt to fixed-rate debt and interest rate cap agreements to limit a portion of its variable-rate debt to a fixed rate. These instruments are designated as, and are considered, effective cash flow hedges of the Company's forecasted variable rate interest payments. At March 31, 2001, the Company recorded a liability for derivatives and a corresponding loss in accumulated other comprehensive income, net of income tax effects. This activity was not material to the Company's financial position.

During 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 addresses the statement of earnings classification of shipping and handling costs billed to customers and was effective for the fourth quarter of 2000. The Company adopted the provisions of EITF No. 00-10 at that time and has restated the first quarter 2000 results to include $13.3 million in revenue and in cost of sales.

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

9.  Senior Subordinated Notes Subsidiary Guarantees

Except for the Company's Canadian subsidiary, which is an inactive company with an immaterial amount of assets and liabilities, each of the Company's subsidiaries has fully and unconditionally guaranteed the Company's 13% Senior Subordinated Notes due 2009 on a joint and several basis. The separate financial statements of the subsidiary guarantors are not included in this report because
(a) the Company is a holding company with no assets or operations other than its investments in its subsidiaries, (b) the subsidiary guarantors each are wholly owned by the Company, comprise all of the direct and indirect subsidiaries of the Company (other than a minor subsidiary) and have jointly and severally guaranteed the Company's obligations under such Senior Subordinated Notes on a full and unconditional basis, (c) the aggregate assets, liabilities, earnings and equity of the subsidiary guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis and (d) management has determined that separate financial statements and other disclosures concerning the subsidiary guarantors are not material to investors.

10. Subsequent Event

On April 20, 2001, in an action pending in Beaumont, Texas (Donald Tompkins et al vs. American Optical Corporation et al, the "Tompkins Case"), a jury rendered a verdict against Ottawa Silica Company and Pennsylvania Glass Sand Corporation, predecessors to U.S. Silica Company, in the amount of $7.5 million in actual damages. The judgment, after it is entered by the trial judge, may include an award for costs and pre-judgment interest. The amount of liability will be reduced by approximately $1.6 million to reflect prior settlements with other defendants no longer party to the action. In addition, punitive damages were settled for $600,000.

In light of the facts entered into evidence relating to the timing of the exposure, the Company believes that the entire judgment and settlement in this action is covered by a combination of the historical insurance coverage of Ottawa Silica Company and the current indemnity agreement of ITT Industries, as described in Note 8. However, subject to the posting of a bond, after the judgment is entered by the trial judge, the Company plans on filing an immediate appeal to the appropriate appellate court in Texas. Based on advice of counsel, the Company believes that there are meritorious grounds to file an appeal and that a reversal and remand of the Tompkins Case is probable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this quarterly report, and the audited consolidated financial statements and the notes thereto and management's discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2000, as amended. Unless otherwise indicated or the context otherwise requires, all references in this quarterly report to "we," "us," "our" or similar terms refer to Better Minerals & Aggregates Company and its direct and indirect subsidiaries.

Overview

     We mine, process and market industrial minerals, principally industrial silica, in the eastern and midwestern United States. We also mine, process and market aggregates and produce and market asphalt in certain parts of Pennsylvania and New Jersey. Our end use markets for our silica products include container glass, fiberglass, specialty glass, flat glass, fillers and extenders, chemicals and ceramics. We also supply our silica products to the foundry, building materials and other end use markets. Our customers use our aggregates, which consist of high quality crushed stone, construction sand and gravel, for road construction and maintenance, other infrastructure projects and residential and commercial construction and to produce hot mixed asphalt. We also use our aggregates to produce hot mixed asphalt. We operate a network of 26 production facilities in 14 states. Our industrial minerals business (substantially all the net sales of which consist of silica products) and our aggregates business accounted for 78% and 22% of our net sales, respectively, for the three months ended March 31, 2001.

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

     On January 1, 2001, as part of a change in management reporting responsibilities, all of the New Jersey operating assets of our industrial minerals business unit were transferred to our aggregates business unit. Net sales from the transferred assets are made both directly to customers and to our industrial minerals subsidiary. Prior year segment reporting has been restated to include the New Jersey operations as a part of our aggregates business unit.

Three Months Ended March 31, 2001 Compared with Three Months Ended March 31,
2000

     Net Sales. Net sales decreased $3.0 million, or 4.8%, to $59.0 million in the three months ended March 31, 2001 from $62.0 million in the three months ended March 31, 2000.

     Net sales for our industrial minerals business decreased $3.1 million, or 6.3%, to $46.0 million in the three months ended March 31, 2001 from $49.1 million in the three months ended March 31, 2000. This decrease was primarily due to the $1.9 million reduction in sales as a result of the divestiture of one of our two Canadian subsidiaries, George F. Pettinos (Canada) Limited ("PECAL") in February 2000. Excluding the divestiture, net sales for our industrial minerals business decreased $1.2 million, or 2.5%, to $46.0 million in the three months ended March 31, 2001 from $47.2 million in the three months ended March 31, 2000, primarily from decreased silica sales to the glass, foundry and filler and extender end use markets, partially offset by increased silica sales to the building materials and oil and gas extraction end use markets.

     Net sales for our aggregates business decreased $0.2 million, or 1.2%, to $17.1 million in the three months ended March 31, 2001 from $17.3 million in the three months ended March 31, 2000, including intercompany sales to our industrial minerals subsidiary totaling $4.1 million in the three months ended March 31, 2001 as compared to $4.4 million for the three months ended March 31, 2000. Excluding these intercompany sales, net sales for our aggregates were $12.9 million in the three months ended March 31, 2001 and $13.0 million in the three months ended March 31, 2000.

     Cost of Goods Sold. Cost of goods sold increased $0.5 million, or 1.0%, to $50.5 million in the three months ended March 31, 2001 from $50.0 million in the three months ended March 31, 2000.

     Cost of goods sold for our industrial minerals business decreased $0.4 million, or 1.1%, to $36.2 million in the three months ended March 31, 2001 from $36.6 million in the three months ended March 31, 2000. This decrease was primarily due to the reduction of $1.5 million in cost of goods sold as a result of the PECAL divestiture in February 2000. Excluding the divestiture, cost of goods sold increased $1.1 million, or 3.1%, to $36.2 million in the three months ended March 31, 2001 from $35.1 million in the three months ended March 31, 2000, primarily due to a $1.8 million increase in the price of dryer fuel, partially offset by a reduction in volume.

     Cost of goods sold for our aggregates business increased $0.3 million, or 1.7%, to $17.9 million in the three months ended March 31, 2001 from $17.6 million in the three months ended March 31, 2000. This increase is primarily due to increased stone volume and normal inflationary factors.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization decreased $0.3 million, or 3.5%, to $8.2 million in the three months ended March 31, 2001 from $8.5 million in the three months ended March 31, 2000. This decrease was primarily due to a $0.8 million reduction in amortization from the completion of the amortization period of a five year non-compete agreement with our former parent, partially offset by increased depreciation from our capital program.

         Selling, General and Administrative. Selling, general and administrative expenses decreased $0.9 million, or 14.8%, to $5.2 million in the three months ended March 31, 2001 from $6.1 million in the three months ended March 31, 2000. This decrease was primarily a result of the PECAL divestiture in February 2000 which decreased costs $0.4 million. Excluding the divestiture, selling, general and administrative expenses decreased $0.5 million, to $5.2 million in the three months ended March 31, 2001 from $5.7 million in the three months ended March 31, 2000 due to a reduction in management bonus accruals partially offset by normal inflationary factors.

     Operating Loss. Operating loss was $5.0 million in the three months ended March 31, 2001 as compared to $2.6 million in the three months ended March 31, 2000.

     Operating income for our industrial minerals business decreased $1.4 million, or 37%, to $2.4 million in the three months ended March 31, 2001 from $3.8 million in the three months ended March 31, 2000 primarily due to the factors noted earlier.

     Operating loss for our aggregates business increased $0.8 million to $7.1 million in the three months ended March 31, 2001 from an operating loss of $6.3 million in the three months ended March 31, 2000 as a result of the factors noted earlier. Due to the seasonality of our aggregates business, operating losses incurred in the first quarter of 2001 may not be indicative of operating results for the full year.

     Corporate expenses not allocated to business segments were $0.3 million and $0.1 million in the three months ended March 31, 2001 and 2000, respectively.

     Interest (Income) Expense. Interest expense increased $1.1 million, or 12.4%, to $10.0 million in the three months ended March 31, 2001 from $8.9 million in the three months ended March 31, 2000 due primarily to increased borrowings and the $0.4 million payment of an amendment fee under our senior secured credit agreement.

     Benefit for Income Taxes. The benefit for income taxes for the three months ended March 31, 2001 was based on an estimated rate of 46%. The benefit for income taxes for the three months ended March 31, 2000 was limited to the tax benefits expected realizable for the year, which resulted in an effective tax rate of 27%. This benefit was reduced by taxes required on the sale of PECAL that occurred during the first quarter of 2000.

     Net Loss. Net loss decreased $1.1 million to $8.0 million in the three months ended March 31, 2001 from $9.1 million in the three months ended March 31, 2000 primarily as a result of the factors noted earlier.

Liquidity and Capital Resources

     Our principal liquidity requirements have historically been to service our debt, meet our working capital, capital expenditures and mine development expenditure needs and finance acquisitions. We are a holding company and as such we conduct substantially all our operations through our subsidiaries. As a holding company, we are dependent upon dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service obligations, and have historically met our liquidity and capital investment needs with internally generated funds. Conversely, we have funded our acquisitions through borrowings and equity investments. Our total debt as of March 31, 2001 was $300.8 million and our total stockholder's equity as of that date was $45.2 million, giving us total debt representing approximately 87% of total capitalization. Our debt level makes us more vulnerable to economic downturns and adverse developments in our business.

     Net cash used in operating activities was $7.5 million for the three months ended March 31, 2001 compared to $7.9 million for the three months ended March 31, 2000. Cash used in operating activities decreased $0.4 million in the first quarter of 2001 due primarily to a $1.4 million increase in accounts receivable collections and a $1.0 million income tax refund, offset by reduced earnings from our industrial minerals business and increased interest expense. Cash interest paid in the three months ended March 31, 2001 was $14.1 million, an increase of $1.6 million from the $12.5 million paid in the three months ended March 31, 2000, primarily as a result of increased borrowings in 2000, and a $0.4 million amendment fee under our senior secured credit agreement.

     Net cash used for investing activities increased $1.6 million to $3.4 million for the period ended March 31, 2001 from $1.8 million for the period ended March 31, 2000. This increase primarily resulted from the $3.1 million received from the PECAL sale in February 2000, partially offset by a $0.9 million decrease in capital expenditures, and $0.5 million received for excess land and property sales.

     Cash flow provided by financing activities was $10.5 million for the three months ended March 31, 2001 as compared to $3.1 million cash flow used in financing activities for the three months ended March 31, 2000. There was a $11.4 million increase in long term debt in the three months ended March 31, 2001 and a $2.3 million reduction in long term debt in the same period in 2000.

     Interest payments on our 13% senior subordinated notes due 2009 ($150 million outstanding as of March 31, 2001) which are unconditionally and irrevocably guaranteed, jointly and severally, by each of our domestic subsidiaries, debt service under our senior secured credit agreement, working capital, capital expenditures and mine development expenditures, incurred in the normal course of business as current deposits are depleted, represent our significant liquidity requirements.

     Under our senior secured credit agreement, as of March 31, 2001, we had $37.5 million outstanding under the tranche A term loan facility and $93.0 million outstanding under the tranche B term loan facility. In addition, this credit agreement provides us with a $50 million revolving credit facility. The revolving credit facility was partially drawn for $19.1 million as of March 31, 2001, and $8.0 million was allocated for letters of credit, leaving $22.9 million available for our use. The revolving credit facility is available for general corporate purposes, including working capital and capital expenditures, but excluding acquisitions, and includes sublimits of $12.0 million and $3.0 million, respectively, for letters of credit and swingline loans. Debt under the senior secured credit agreement is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable and other intangibles. For a further description of our senior secured credit agreement, including certain restrictions that it imposes upon us and certain financial covenants that it requires us to maintain, please see note 6 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December, 31, 2000, as amended.

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

     We believe, based on our calendar year 2001 forecast, that we will be in compliance with the amended leverage ratio and interest coverage ratio covenants contained in the senior secured credit agreement throughout the calendar year 2001. In the event that we do not substantially achieve our forecast, it will be necessary to seek further amendments to the senior secured credit agreement covenants. While we obtained amendments and waivers under the secured credit agreement in the past, there can be no assurance that future amendments or waivers will be granted or that such amendments or waivers, if granted, would be on terms satisfactory to us.

     Capital expenditures totaled $4.0 million in the three months ended March 31, 2001 compared with $4.9 million in the three months ended March 31, 2000. Our expected capital expenditure requirements for the remainder of 2001 and 2002 are $14.5 million and $21.2 million, respectively.

     Our ability to satisfy our debt obligations and to pay principal and interest on our debt, fund working capital, mine development and acquisition requirements and make anticipated capital expenditures will depend on the future performance of our subsidiaries, which is subject to general economic, financial and other factors, some of which are beyond our control. We cannot be certain that the cash earned by our subsidiaries will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. We believe, however, that based on current levels of operations and anticipated growth, cash flow from operations, together with borrowings under the revolving credit facility, will be adequate for at least the next twelve months to make required payments of principal and interest on our debt and fund working capital, mine development and capital expenditure requirements. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the revolving credit facility in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If we do not have enough cash, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity. We cannot guarantee that we will be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us, if at all.

Forward-Looking Statements

     This quarterly report, including this management's discussion and analysis of financial condition and results of operations section, includes "forward-looking statements." We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our plans, intentions and expectations reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that our plans, intentions or expectations will be achieved. We believe that the following factors, among others, could affect our future performance and cause actual results to differ materially from those expressed or implied by these forward-looking statements: (1) general and regional economic conditions, including the economy in the states in which we have production facilities and in which we sell our products; (2) demand for residential and commercial construction; (3) demand for automobiles and other vehicles; (4) levels of government spending on road and other infrastructure construction; (5) the competitive nature of the industrial minerals and aggregates industries; (6) operating risks typical of the industrial minerals and aggregates industries, including the price and availability of oil; (7) difficulties in, and unanticipated expense of, assimilating newly-acquired businesses; (8) fluctuations in prices for, and availability of, transportation and power; (9) unfavorable weather conditions; (10) regulatory compliance, including compliance with environmental and silica exposure regulations, by us and our customers;
(11) litigation affecting us and our customers; (12) changes in the demand for our products due to the availability of substitutes for products of our customers; (13) labor unrest; and (14) interest rate changes and changes in financial markets generally.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Information regarding the Company's financial instruments that are sensitive to changes in interest rates is contained in our Annual Report on Form 10-K for the year ended December 31, 2000, as amended, filed with the Securities and Exchange Commission. This information has not changed materially in the interim period since December 31, 2000.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We are a defendant in various lawsuits related to our businesses. These matters include lawsuits relating to the exposure of persons to crystalline silica as discussed in detail in our Annual Report on Form 10-K for the year ended December, 31, 2000, as amended, filed with the Securities and Exchange Commission. Although we do not believe that these lawsuits are likely to have a material adverse effect upon our business, we cannot predict what the full effect of these or other lawsuits will be. We currently believe, however, that these claims and proceedings in the aggregate are unlikely to have a material adverse effect on us.

     On April 20, 2001, in an action pending in Beaumont, Texas (Donald Tompkins et al vs. American Optical Corporation et al, the "Tompkins Case"), a jury rendered a verdict against Ottawa Silica Company and Pennsylvania Glass Sand Corporation, predecessors to our subsidiary, U. S. Silica Company, in the amount of $7.5 million in actual damages. The judgment, after it is entered by the trial judge, may include an award for costs and pre-judgment interest. The amount of liability will be reduced by approximately $1.6 million to reflect prior settlements with other defendants no longer party to the action. In addition, punitive damages were settled for $600,000.

     In light of the facts entered into evidence relating to the timing of the exposure, we believe that the entire judgment and settlement in this action is covered by a combination of the historical insurance coverage of Ottawa Silica Company and the current indemnity agreement of ITT Industries, as described in such Annual Report on Form 10-K. However, subject to the posting of a bond, after the judgment is entered by the trial judge, we plan on filing an immediate appeal to the appropriate appellate court in Texas. Based on advice of counsel, we believe that there are meritorious grounds to file an appeal and that a reversal and remand of the Tompkins Case is probable.

Item 5. Other Information

     In April 2001, Commercial Stone Co., Inc., one of our subsidiaries, merged with Better Materials Corporation, another of our subsidiaries, with Better Materials Corporation surviving. As a result of this merger, Commercial Aggregates Transportation and Sales, LLC became a wholly-owned subsidiary of Better Materials Corporation.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

None.

(b) Reports on Form 8-K.

On March 6, 2001, we filed a Current Report on Form 8-K dated February 22, 2001 under Item 5 (Other Events).

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2001        Better Minerals & Aggregates Company

                    By: /s/ Gary E. Bockrath
                        -----------------------------
                       Name:  Gary E. Bockrath
                       Title: Vice President and Chief Financial Officer (Principal Financial and Principal
                                  Accounting Officer)