Form 10-Q
period 2001-06-30
BETTER MINERALS & AGGREGATES CO
filed 2001-08-09
CIK 1108673

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------


                                    FORM 10-Q

                                                           (Mark One)
   [X]______Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the quarterly period ended June 30, 2001

                                       or

  [_]______Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period ______ to ______

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                             Outstanding as of August 1, 2001
         ------                            --------------------------------

         Common Stock                      100 shares

                      Better Minerals & Aggregates Company
                                 Form 10-Q Index


                                                                          Page

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

Condensed Consolidated Balance Sheets as of
June 30, 2001 (unaudited) and December 31, 2000.........................     1

Condensed Consolidated Statements of Operations for the quarter
and the six months ended June 30, 2001 and June 30, 2000 (unaudited)....     2

Condensed Consolidated Statements of Stockholder's Equity for
the six months ended June 30, 2001 and June 30, 2000 (unaudited)........     3

Condensed Consolidated Statements of Cash Flows for the six months
ended June 30, 2001 and June 30, 2000 (unaudited).......................     4

Notes to Condensed Consolidated Financial Statements....................     5

Item 2.        Management's Discussion and Analysis of Financial Condition
and Results of Operations..................        9

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.. 13

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings........................................    14

Item 5.        Other Information........................................    14

Item 6.        Exhibits and Reports on Form 8-K.........................    14


Signatures
Exhibit Index

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                            June 30,   December 31,
                                                                              2001         2000
                                                                              ----         ----
ASSETS
CURRENT:
   Cash and cash equivalents ...........................................   $     572    $     860
   Accounts receivable
    Trade, less allowance for doubtful accounts ........................      55,903       44,817
    Other ..............................................................       1,969        1,173
   Inventories .........................................................      27,715       27,890
   Prepaid expenses and other current assets ...........................       3,155        3,221
   Income tax deposit ..................................................       1,184        2,070
   Deferred income taxes ...............................................       3,518       12,809
                                                                           ---------    ---------
        Total current assets ...........................................      94,016       92,840

PROPERTY, PLANT AND EQUIPMENT:
   Mining property .....................................................     264,175      264,175
   Mine Development ....................................................       8,427        8,156
   Land ................................................................      28,177       28,249
   Land improvements ...................................................       5,252        5,043
   Buildings ...........................................................      36,556       36,556
   Machinery and equipment .............................................     159,425      156,297
   Furniture and fixtures ..............................................       1,997        1,395
   Construction-in-progress ............................................      10,431        5,317
                                                                           ---------    ---------
                                                                             514,440      505,188
   Accumulated depletion, depreciation and amortization ................    (104,985)     (89,502)
                                                                           ---------    ---------
       Property, plant, and equipment, net .............................     409,455      415,686

OTHER NONCURRENT:
    Goodwill and noncompete agreements, net ............................      15,480       16,649
    Debt issuance costs ................................................      11,477       12,958
    Other noncurrent assets ............................................         267          153
        Total other noncurrent .........................................      27,224       29,760
                                                                           ---------    ---------

        Total assets ...................................................   $ 530,695    $ 538,286
                                                                           =========    =========

                                        LIABILITIES
CURRENT:
    Book overdraft .....................................................   $   7,618    $   7,264
    Accounts payable ...................................................      16,444       15,908
    Accrued liabilities ................................................      11,648       11,490
    Due to parent ......................................................       2,409        2,362
    Accrued interest ...................................................       8,097        8,654
    Current portion of long-term debt ..................................      10,237        9,076
                                                                           ---------    ---------
        Total current liabilities ......................................      56,453       54,754

NONCURRENT LIABILITIES:
    Long-term debt, net of current portion .............................     292,639      280,329
    Deferred income taxes ..............................................      94,493      110,676
    Other noncurrent liabilities .......................................      40,767       39,311
                                                                           ---------    ---------
        Total noncurrent liabilities ...................................     427,899      430,316

                                   STOCKHOLDER'S EQUITY
Common stock, par value $.01, authorized 5,000 shares, issued 100 shares        --           --
Additional paid-in capital .............................................      81,377       81,377
Loans to related party .................................................      (1,437)      (1,507)
Retained deficit .......................................................     (33,389)     (26,560)
Accumulated other comprehensive (loss) income ..........................        (208)         (94)
                                                                           ---------    ---------
       Total stockholder's equity ......................................      46,343       53,216
                                                                           ---------    ---------
         Total liabilities and stockholder's equity ....................   $ 530,695    $ 538,286
                                                                           =========    =========

        The accompanying notes are an integral part of these statements.


              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                 For the Quarter Ended     For the Six Months Ended
                                                          June 30,                 June 30,
                                                          --------                 --------
                                                    2001         2000          2001          2000
                                                    ----         ----          ----          ----

Net sales ....................................   $  84,767    $  80,535    $ 143,726    $ 141,504
Cost of goods sold ...........................      60,975       55,872      111,473      104,882
Depreciation, depletion and amortization .....       8,117        9,169       16,355       17,625
Selling, general & administrative ............       5,857        7,214       11,095       13,270
Incentive stock compensation .................        --            998         --            998
                                                 ---------    ---------    ---------    ---------

         Operating income ....................       9,818        7,282        4,803        4,729
Interest expense .............................       8,945        8,937       18,916       17,797
Other (income) expense, net of interest income        (249)        (458)        (594)        (965)
                                                 ---------    ---------    ---------    ---------

         (Loss) income before income taxes ...       1,122       (1,197)     (13,519)     (12,103)
Provision (benefit) for income taxes .........          (5)      (2,970)      (6,690)      (4,769)
                                                 ---------    ---------    ---------    ---------

          Net (loss) income ..................   $   1,127    $   1,773    $  (6,829)   $  (7,334)
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


              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                    Accumulated Other
                                                                                   Comprehensive loss
                                         Additional                 Loans    Unrealized    Minimum                  Total
                                Common     Paid-In     Retained  to Related   Loss on      Pension               Stockholder's
                                Stock      Capital      Deficit     Party   Derivatives   Liability     Total       Equity
                                -----      -------      -------     -----   -----------   ---------     -----       ------

Balance December 31, 2000 .   $   --      $ 81,377    $(25,560)   $ (1,507)   $   --      $    (94)   $    (94)   $ 53,216

Comprehensive income, net
   of income taxes:
     Net (loss) ...........                             (6,829)                                                    (6,829)
     Unrealized holding ...                                                      (114)                    (114)      (114)
      loss
          On derivatives
        Total .............                                                                                        (6,943)
         comprehensive loss
Loans to related party ....                                             70                                              70
                                          --------    --------    --------    --------    --------    --------    --------

Balance June 30, 2001 .....   $   --      $ 81,377    $(33,389)   $ (1,437)   $   (114)   $    (94)   $   (208)   $ 46,343
                              ========    ========    ========    ========    ========    ========    ========    ========


                                                                                Accumulated Other
                                                                                Comprehensive loss
                                        Additional              Loans        Foreign     Minimum             Total
                             Common      Paid-In    Retained  to Related     Currency    Pension         Stockholder's
                              Stock      Capital     Deficit    Party      Translation  Liability  Total     Equity
                              -----      -------     -------    -----      -----------  ---------  -----     ------
Balance December 31, 1999   $   --      $ 81,377    $(17,012)   $   --      $    (30)    $--     $  (30)  $ 64,335
Comprehensive income, net
  of income taxes:
    Net (loss) ..........                             (7,334)                                              (7,334)
    Foreign currency ....                                                         30                 30         30
       translation
     Total comprehensive                                                                                   (7,304)
        loss
Loans to related party ..                                        (1,001)                                   (1,001)
                                        --------    --------    --------    --------     -----    ------   -------

Balance June 30, 2000 ...   $   --      $ 81,377    $(24,346)   $(1,001)   $   --       $ --      $ --    $ 56,030
                            ========    ========    ========    ========    ========    =====     =====   ========

        The accompanying notes are an integral part of these statements.


              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)
                                                                                   Six Months Ended June 30,
                                                                                     2001           2000
                                                                                     ----           ----
Cash flows from operating activities:
   Net (loss) income ............................................................   $ (6,829)   $ (7,334)
Adjustments to reconcile net (loss) income to cash flows from operations:
   Depreciation .................................................................     11,460      11,004
   Depletion ....................................................................      3,529       3,253
   Non compete agreement amortization ...........................................        591       2,749
   Debt issuance amortization ...................................................      1,481       1,082
   Deferred income taxes ........................................................     (6,892)     (7,230)
   Disposal of property, plant and equipment (gain) loss ........................       (204)          3
   Loss on sale of investment ...................................................       --            83
   Other ........................................................................      1,387         116
   Changes in assets and liabilities, net of the effects from acquired companies:
       Trade receivables ........................................................    (11,086)    (11,189)
       Non-trade receivables ....................................................       (796)        206
       Payable to parent ........................................................         47       2,778
       Payable to related party .................................................       --          (523)
       Inventories ..............................................................        175      (4,264)
       Prepaid expenses and other current assets ................................         66        (322)
       Accounts payable and accrued liabilities .................................        419       2,982
       Accrued interest .........................................................       (557)        655
       Income taxes .............................................................        887         368
                                                                                    --------    --------
          Net cash provided by (used in) operating activities ...................     (6,322)     (5,583)

Cash flows from investing activities:
   Capital expenditures .........................................................     (8,434)    (16,332)
   Proceeds from sale of property, plant and equipment ..........................        606           4
   Proceeds from sale of investment .............................................       --         3,136
   Loans to related party .......................................................         70      (1,001)

     Net cash used for investing activities .....................................     (7,758)    (14,193)

Cash flows from financing activies:
   Increase (decrease) in book overdraft ........................................        354        (149)
   Principal payments on capital lease obligations ..............................        (33)        (22)
   Net revolver credit agreement facility .......................................     17,700      10,300
   Repayment of long-term debt ..................................................     (4,229)     (2,805)
   Financing fees ...............................................................       --          (435)
                                                                                    --------    --------
     Net cash provided by (used in) financing activities ........................     13,792       6,889

Effect of cash exchange rates on cash ...........................................       --            30

          Net increase (decrease) in cash .......................................       (288)    (12,857)

Cash, beginning .................................................................        860      13,573
                                                                                    --------    --------
Cash, ending ....................................................................   $    572    $    716
                                                                                    ========    ========

Schedule of non-cash investing and financing activities:
    Assets acquired by assuming capital lease obligations .......................   $  1,209    $   --
                                                                                    ========    ========

        The accompanying notes are an integral part of these statements.

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1. Accounting Policies

The unaudited interim condensed consolidated financial statements of Better Minerals & Aggregates Company (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of the reported interim periods. The statements should be read in conjunction with the summary accounting policies and notes to the audited financial statements of the Company included in the Company's 2000 Annual Report on Form 10-K for the year ended December 31, 2000, as amended (the "Form 10-K").

Operating results are not necessarily indicative of the results to be expected for the full year or any other interim period, due to the seasonal, weather-related conditions in certain aspects of the Company's business.

2.  Inventories

At June 30, 2001 and December 31, 2000, inventory consisted of the following:

                                                        June 30,   December 31,
  (In thousands)                                          2001        2000
                                                          ----        ----
  Supplies (net of $168 and $66 obsolescence reserve)     $12,068   $ 11,820
  Raw materials and work in process                         4,200      4,563
  Finished goods                                           11,447     11,507
                                                          ------      ------
                                                          $27,715   $ 27,890
                                                          =======   ========

3.  Comprehensive Income (Loss)

Comprehensive income (loss), net of tax for the three and six months ended June 30, 2001 and 2000 was as follows:

                                          Three Months Ended    Six Months Ended
                                               June 30,             June 30,
  (In thousands)                          2001     2000        2001       2000
                                          ----     ----        ----       ----
  Net income (loss)                       $1,127   $1,773    $(6,829)   $(7,334)
  Unrealized holding gain
   (loss) on derivatives                       2        -       (114)         -
  Foreign currency translation                 -        -         -          30
                                          ------  -------    -------    -------

      Total comprehensive income (loss)   $1,129   $1,773    $(6,943)   $(7,304)
                                          ======   ======    ========   ========

4.  Segment Information

The Company operates in the industrial minerals and aggregates business segments which are more fully described in the Form 10-K. On January 1, 2001, as part of a change in management reporting responsibilities, all of the New Jersey operating assets of the Company's industrial minerals business unit were transferred to the Company's aggregates business unit. Net sales from the transferred assets are made both directly to customers and to the Company's industrial minerals subsidiary. Prior year segment reporting has been restated to include the New Jersey operations as part of the Company's aggregates business unit. Reportable segment information for the three and six months ended June 30, 2001 and 2000 was as follows:

                                                     Three Months Ended         Six Months Ended
                                                          June 30,                  June 30,
(In thousands)                                      2001          2000        2001          2000
                                                    ----          ----        ----          ----
Net sales:
     Aggregates                                  $  39,532    $  35,095    $  56,628    $  51,357
     Industrial Minerals                            50,486       50,432       96,497       99,512
     Eliminations                                   (5,251)      (4,992)      (9,399)      (9,365)
                                                 ---------    ---------    ---------    ---------
            Total net sales                      $  84,767    $  80,535    $ 143,726    $ 141,504
                                                 =========    =========    =========    =========
Operating company income (loss):
     Aggregates                                  $   3,776    $   4,124    $  (3,335)   $  (2,210)
     Industrial Minerals                             6,483        5,769        8,839        9,625
                                                 ---------    ---------    ---------    ---------
            Total operating company
                      income (loss)              $  10,259    $   9,893    $   5,504    $   7,415
     General corporate (expense)                      (441)      (2,611)        (701)      (2,686)
                                                 ---------    ---------    ---------    ---------

            Total operating income (loss)        $   9,818    $   7,282    $   4,803    $   4,729
                                                 =========    =========    =========    =========
Depreciation, depletion
        and amortization expense:
     Aggregates                                  $   4,643    $   4,232    $   8,839    $   7,781
     Industrial Minerals                             3,458        4,922        7,484        9,814
     Corporate                                          16           15           32           30
                                                 ---------    ---------    ---------    ---------
            Total depreciation, depletion, and
                    amortization expense         $   8,117    $   9,169    $  16,355    $  17,625
                                                 =========    =========    =========    =========
Capital expenditures:
     Aggregates                                  $   2,802    $   8,199    $   5,814    $  11,166
     Industrial Minerals                             1,625        3,029        2,620        4,974
     Corporate                                        --            157         --            192
                                                 ---------    ---------    ---------    ---------
            Total capital expenditures           $   4,427    $  11,385    $   8,434    $  16,332
                                                 =========    =========    =========    =========

Asset segment information at June 30, 2001 and December 31, 2000 was as follows:

                                                  June 30,       December 31,
(In thousands)                                      2001             2000
                                                    ----             ----
Assets:
    Aggregates                                     $357,059         $351,969
    Industrial Minerals                             168,347          203,676
    Corporate                                        14,160           20,533
    Elimination of intersegment receivables         (8,871)         (37,892)
                                                    -------         --------
         Total assets                              $530,695         $538,286
                                                   ========         ========

5.  Impact of Recent Accounting Standards

In June 2001, the Financial Accounting Standard Board ("FASB") issued FAS No. 141, "Business Combinations", which addresses the accounting and reporting for business combinations, and FAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting and reporting for acquired goodwill and other intangible assets. FAS 141 and 142 are effective January 1, 2002 for the Company. The Company is in the process of reviewing the new pronouncements and does not anticipate that adoption will have a material impact.

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

At June 30, 2001, the Company's derivative contracts consisted of an interest rate swap used to convert a portion of its variable-rate debt to fixed-rate debt and interest rate cap agreements to limit a portion of its variable-rate debt to a fixed rate. These instruments are designated as, and are considered, effective cash flow hedges of the Company's forecasted variable rate interest payments.

During 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 addresses the statement of earnings classification of shipping and handling costs billed to customers and was effective for the fourth quarter of 2000. The Company adopted the provisions of EITF No. 00-10 at that time and has restated the second quarter and year-to-date 2000 results to include $13.8 million and $24.9 million, respectively, in revenue and in cost of sales.

6.  Sale of Canadian Facility

On February 29, 2000 the Company completed the sale of stock of its Canadian subsidiary, George F. Pettinos (Canada) Limited, for $3.1 million. The proceeds were used to retire the Company's tranche A term loan facility and for general corporate uses. As a result of the sale, the Company recognized a pretax loss of $0.1 million, which is included in other income.

7.  Income Taxes

     In accordance with generally accepted accounting principles, it is the Company's practice at the end of each interim reporting period to make its best estimate of the effective tax rate expected to be applicable for the full fiscal year. Estimates are revised as additional information becomes available. In addition, in the first quarter of 2000, the sale of George F. Pettinos (Canada) Limited created a one-time $1.1 million charge to the tax provision.

8.  Contingencies

     On April 20, 2001, in an action pending in Beaumont, Texas, (Donald Tompkins et at vs American Optical Corporation et al, the "Tompkins Case"), a jury rendered a verdict against Ottawa Silica Company and Pennsylvania Glass Sand Corporation, predecessor to U.S. Silica Company, in the amount of $7.5 million in actual damages. On June 1, 2001, the trial judge entered judgment on the verdict; the amount of the judgment was approximately $6.4 million, the sum of the verdict (reduced by settlements from other parties) and prejudgment interest. In addition, punitive damages were settled for $600,000.

In light of the facts entered into evidence relating to the timing of the exposure, the Company believes that the entire judgment in this action is covered by a combination of the historical insurance coverage of Ottawa Silica Company and the current indemnity agreement of ITT industries, as described below. The company posted a bond, which is required to be filed as part of the appeal process. The notice of appeal to the appropriate intermediate appellate court in Texas will be timely filed. Based on advice of counsel, the Company believes that there are meritorious grounds to file this appeal and that a reversal and remand of the Tompkins case is probable.

The Company and its subsidiaries are involved in other legal proceedings, claims and litigation arising in the ordinary course of business. Management believes, through discussions with counsel, that its liability arising from or the resolution of these legal proceedings, claims and litigation, in the aggregate, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

10.  Related Party Transactions

In May, 2001, the Company entered into a new management  services agreement with
D. George Harris & Associates (DGH&A) that becomes effective as of January 1, 2002. The new agreement has similar terms to the terms contained in the current management services agreement with DGHA, which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as amended. Under the terms of the new agreement, however, the annual fee to DGH&A for management services is reduced to $500,000 per annum from the $950,000 fee expected to be paid in 2001.

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

Overview

We mine, process and market industrial minerals, principally industrial silica, in the eastern and midwestern United States. We also mine, process and market aggregates and produce and market asphalt in certain parts of Pennsylvania and New Jersey. Our end use markets for our silica products include container glass, fiberglass, specialty glass, flat glass, fillers and extenders, chemicals and ceramics. We also supply our silica products to the foundry, building materials and other end use markets. Our customers use our aggregates, which consist of high quality crushed stone, construction sand and gravel, for road construction and maintenance, other infrastructure projects and residential and commercial construction and to produce hot mixed asphalt. We operate a network of 26 production facilities in 14 states. Our industrial minerals business (substantially all the net sales of which consist of silica products) and our aggregates business accounted for 60% and 40% of our net sales, respectively, for the three months ended June 30, 2001 and 67% and 33% of our net sales, respectively, for the six months ended June 30, 2001.

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

On January 1, 2001, as part of a change in management reporting responsibilities, all of the New Jersey operating assets of our industrial minerals business unit were transferred to our aggregates business unit. Net sales from the transferred assets are made both directly to customers and to our industrial minerals subsidiary, which are then eliminated in the consolidated financial statements. Prior year segment reporting has been restated as if the asset transfer had occurred at the beginning of 2000.

Three Months Ended June 30, 2001 Compared with Three Months Ended June 30, 2000

Net Sales. Net sales increased $4.3 million, or 5.3% to $84.8 million in the three months ended June 30, 2001 from $80.5 million in the three months ended June 30, 2000.

Net sales for our industrial minerals business increased $0.1 million to $50.5 million in the three months ended June 30, 2001 from $50.4 million in the three months ended June 30, 2000. This increase was from increased silica sales to the oil and gas extraction, building products and matrix end use markets, which was almost completely offset by decreased silica sales to the glass, foundry and fillers & extenders end use markets.

Net sales for our aggregates business increased $4.4 million or 12.5% to $39.5 million in the three months ended June 30, 2001 from $35.1 million in the three months ended June 30, 2000. Included in net sales are intercompany sales to our industrial minerals subsidiary totaling $5.3 million for the three months ended June 30, 2001 as compared to $5.0 million for the three months ended June 30, 2000. Excluding these intercompany sales, net sales for our aggregates business increased $4.1 million, or 13.6%, to $34.2 million in the three months ended June 30, 2001 from $30.1 million in the three months ended June 30, 2000, primarily from a 12% increase in asphalt volume and a 20% increase in stone volume sold in the period, partially offset by a 9% reduction in the average selling price for stone products due to product mix with increased sales of lower priced stone product.

Cost of Goods Sold. Cost of goods sold increased $5.1 million, or 9.1% to $61.0 million in the three months ended June 30, 2001 from $55.9 million in the three months ended June 30, 2000.

Cost of goods sold for our industrial minerals business increased $0.7 million or 1.9% to $37.1 million in the three months ended June 30, 2001 from $36.4 million in the three months ended June 30, 2000, primarily due to a $0.6 million increase in the price of dryer fuel, and normal cost inflation.

Cost of goods sold for our aggregates business increased $4.2 million or 17.3% to $28.5 million in the three months ended June 30, 2001 from $24.3 million in the three months ended June 30, 2000, primarily due to increased stone and asphalt volume, partially offset by a $0.8 million reduction in the price of asphalt cement used in the production of hot mixed asphalt.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization decreased $1.1 million or 12.0% to $8.1 million in the three months ended June 30, 2001 from $9.2 million in the three months ended June 30, 2000. The decrease was primarily due to a $1.3 million decrease in amortization from the completion the amortization of a non-compete agreement with the former parent company of our industrial minerals subsidiary.

Selling, General and Administrative. Selling, general and administrative expenses decreased $2.3 million or 24.2% to $5.9 million in the three months ended June 30, 2001 from $8.2 million in the three months ended June 30, 2000. This decrease was due to a $2.3 million non-recurring charge in 2000, $1.0 million of which was non-cash incentive stock compensation, related to stock issued to the newly hired President of our aggregates business.

Operating Income. Operating income was $9.8 million in the three months ended June 30, 2001 compared to $7.3 million in the three months ended June 30, 2000, as a result of the factors noted earlier.

Operating income for our industrial minerals business increased $0.7 million or 12.1% to $6.5 million in the three months ended June 30, 2001 from $5.8 million in the three months ended June 30, 2000 primarily due to the factors noted earlier.

Operating income for our aggregates business decreased $0.3 million to $3.8 million in the three months ended June 30, 2001 from $4.1 million in the three months ended June 30, 2000 as a result of a $0.4 million increase in depreciation, depletion and amortization and the other factors noted earlier. Due to the seasonality of our aggregates business, operating income incurred in the second quarter of our fiscal year may not be indicative of operating results for the full year.

Corporate expenses not allocated to business segments decreased $2.2 million to $0.4 million in the three months ended June 30, 2001, from $2.6 million in the three months ended June 30, 2000 as a result of the non-recurring compensation expense incurred in 2000 noted earlier.

Interest Expense. Interest expense was $8.9 million in the three months ended June 30, 2001 and in the three months ended June 30, 2000 as the interest cost of increased borrowings was offset by decreased interest rates.

Benefit for Income Taxes. The benefit for income taxes for the three months ended June 30, 2001 has been adjusted to reflect the estimated benefit for the first half of the year using an estimated annual effective tax rate of 49%.

Net Income. Net income decreased $0.7 million to $1.1 million in the three months ended June 30, 2001 from $1.8 million in the three months ended June 30, 2000, primarily due to a $3.0 million reduction in income tax benefits which offset a $2.3 million increase in pre tax income due to the factors noted earlier.

Six Months Ended June 30, 2001 Compared With Six Months Ended June 30, 2000

Net Sales. Net sales increased $2.2 million or 1.6% to $143.7 million in the six months ended June 30, 2001 from $141.5 million in the six months ended June 30, 2000.

Net sales for our industrial minerals business decreased $3.0 million or 3.0% to $96.5 million in the six months ended June 30, 2001 from $99.5 million in the six months ended June 30, 2000. This decrease was primarily due to the $1.9 million reduction in sales as a result of the divestiture of one of our two Canadian subsidiaries, George F. Pettinos (Canada) Limited, ("PECAL") in February 2000. Excluding the divestiture, net sales for our industrial minerals business decreased $1.1 million or 1.1% to $96.5 million in the six months ended June 30, 2001 from $97.6 million in the six months ended June 30, 2000, due primarily to decreased silica sales to the glass, foundry and filler and extender end use markets partially offset by an increase in sales to the oil and gas extraction and building products end use markets.

Net sales for our aggregates business increased $5.2 million or 10.1% to $56.6 million for the six months ended June 30, 2001 from $51.4 million for the six months ended June 30, 2000, including intercompany sales to our industrial minerals business totaling $9.4 million in the six months ended June 30, 2001 and $9.2 million in the six months ended June 30, 2000. Excluding these intercompany sales, net sales of aggregates increased $5.0 million or 11.8% to $47.2 million in the six months ended June 30, 2001 from $42.2 million for the six months ended June 30, 2000 due to a 10.4% increase in asphalt volume and a 20.0% increase in stone volume sold during the period, partially offset by an 8.2% decrease in the average selling price for stone products due to product mix.

Cost of Goods Sold. Cost of goods sold increased $6.6 million or 6.3% to $111.5 million for the six months ended June 30, 2001 from $104.9 million for the six month period ended June 30, 2000.

Cost of goods sold for our industrial minerals business increased $0.2 million to $73.2 million for the six months ended June 30, 2001 from $73.0 million for the six months ended June 30, 2000. The divestiture of PECAL in February, 2000 resulted in a $1.5 million decrease in cost of goods sold in 2001. Excluding the divestiture, cost of goods sold increased $1.7 million or 2.4% to $73.2 million in the six months ended June 30, 2001 from $71.5 million for the six months ended June 30, 2000 due primarily to a $2.3 million increase in the price of dryer fuel, offset by a 2.7% reduction in volume.

Cost of goods sold for our aggregates business increased $5.4 million or 13.2% to $46.4 million for the six months ended June 30, 2001 from $41.0 million for the six months ended June 30, 2000, primarily due to increased stone and asphalt volume, partially offset by a $0.8 million reduction in the purchase price of asphalt cement used in the production of hot mixed asphalt.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization decreased $1.2 million, or 6.8% to $16.4 million in the six months ended June 30, 2001 from $17.6 million in the six months ended June 30, 2000. This decrease is primarily due to a $2.2 million decrease in amortization expense on the completion of the amortization of a non-compete agreement with the former parent company of our industrial minerals subsidiary, partially offset by an increase in depreciation from our capital expenditure program.

Selling, General and Administrative. Selling, general and administrative expenses decreased $3.2 million or 22.4% to $11.1 million in the six months ended June 30, 2001 from $14.3 million for the six months ended June 30, 2000. This decrease resulted primarily from a $2.3 million non-recurring charge in 2000, $1.0 million of which was non-cash incentive stock compensation, for the issuance of stock to the newly hired President of our aggregates business and the elimination of $0.4 million in costs as a result of the divestiture of PECAL.

Operating Income. Operating income was $4.8 million in the six months ended June 30, 2001 compared to $4.7 million in the six months ended June 30, 2000, as a result of the factors noted earlier.

Operating income for our industrial minerals business decreased $0.8 million or 8.3% to $8.8 million in the six months ended June 30, 2001 from $9.6 million in the six months ended June 30, 2000 primarily due to the factors noted earlier.

Operating loss for our aggregates business increased $1.1 million to a $3.3 million operating loss in the six months ended June 30, 2001 from a $2.2 million operating loss in the six months ended June 30, 2000 as a result of a $1.1 million increase in depreciation, depletion and amortization and the factors noted earlier. Due to the seasonality of our aggregates business, operating losses incurred in the first half of our fiscal year and may not be indicative of operating results for the full year.

Corporate expenses not allocated to business segments decreased $2.0 million to $0.7 million in the six months ended June 30, 2001 from $2.7 million in the six months ended June 30, 2000, as a result of the non-recurring compensation expense incurred in 2000 noted earlier.

Interest Expense. Interest expense increased $1.8 million to $18.9 million in the six months ended June 30, 2001 from $17.8 million in the six months ended June 30, 2000 due primarily to increased borrowings partially offset by decreased interest rates.

Benefit for Income Taxes. The benefit for income taxes for the six months ended June 30, 2001 is based on the effective tax rate expected to be realizable for the year of approximately 49%. The benefit for taxes for the six-month period ended June 30, 2000 was also based on an effective tax rate of 49%. However, the benefit in 2000 was reduced by taxes required on the sale of PECAL, resulting in a net effective tax rate of 39%.

Net Loss. Net loss decreased $0.4 million to $6.8 million in the six months ended June 30, 2001 from $7.3 million in the six months ended June 30, 2000 primarily as a result of the factors noted earlier.

Liquidity and Capital Resources

Our principal liquidity requirements have historically been to service our debt, meet our working capital, capital expenditures and mine development expenditure needs and finance acquisitions. We are a holding company and as such we conduct all our operations through our subsidiaries. As a holding company, we are dependent upon dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service obligations, and have historically met our liquidity and capital investment needs with internally generated funds. Conversely, we have funded our acquisitions through borrowings and equity investments. Our total long term debt as of June 30, 2001 was $302.9 million, and our total stockholder's equity as of that date was $46.3 million, giving us total debt representing approximately 87% of total capitalization. Our debt level makes us more vulnerable to economic downturns and adverse developments in our business.

Net cash used in operating activities was $6.3 million for the six months ended June 30, 2001 compared to $5.6 million for the six months ended June 30, 2000. Cash used in operating activities increased $0.7 million in the first half of 2001 due primarily to $2.7 million less in advances received from our parent, who sold stock in 2000 but not 2001, and a $0.9 million reduction in our earnings before depreciation, depletion and amortization, partially offset by a $2.0 million improvement in working capital, due to a reduced inventory build, and a $1.0 million income tax refund. Interest paid in the six months ended June 30, 2001 was $17.8 million, an increase of $1.9 million from the $15.9 million paid in the six months ended June 30, 2000, primarily as a result of increased borrowings, and a $0.4 million amendment fee under our senior secured credit agreement.

Net cash used for investing activities decreased $6.4 million to $7.8 million for the period ended June 30, 2001 from $14.2 million for the period ended June 30, 2000. This decrease primarily resulted from a $7.9 million decrease in capital expenditures due in a part to the one-time $6.1 million purchase in 2000 of a hot mixed asphalt plant, and $0.6 million received in 2001 for excess land and property sales, partially offset by the $3.1 million received from the PECAL sale in February 2000. In addition, we acquired $1.2 million in mining and mobile equipment through new capital lease obligations.

Cash flow provided by financing activities was $13.8 million for the six months ended June 30, 2001 as compared to $6.9 million for the six months ended June 30, 2000. There was a $13.5 million increase in long term debt in the six months ended June 30, 2001 as compared to a $7.5 million increase in long term debt in the same period in 2000.

Interest payments on our 13% senior subordinated notes due 2009 ($150 million outstanding as of June 30, 2001), which are unconditionally and irrevocably guaranteed, jointly and severally, by each of our domestic subsidiaries, senior debt service under our senior secured credit agreement, working capital, capital expenditures and mine development expenditures incurred in the normal course of business as current deposits are depleted, represent our significant liquidity requirements.

Under our senior secured credit agreement, as of June 30, 2001, we had $36.0 million outstanding under the tranche A term loan facility and $92.5 million outstanding under the tranche B term loan facility. In addition, this credit agreement provides us with a $50 million revolving credit facility of which $23.2 million was drawn as of June 30, 2001, with an additional $19.0 million available for borrowing, after taking into consideration $7.8 million allocated for letters of credit. The revolving credit facility is available for general corporate purposes, including working capital and capital expenditures, but excluding acquisitions, and includes sublimits of $12.0 million and $3.0 million, respectively, for letters of credit and swingline loans. Debt under the senior secured credit agreement is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable and other intangibles. For a further description of the senior secured credit agreement, including certain restrictions that it imposes upon us and certain financial covenants that it requires us to maintain, please see Note 6 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000, as amended.

On February 22, 2001, the lenders under our senior secured credit agreement approved an amendment effective December 31, 2000 that revised the required leverage ratio and interest coverage ratio covenants under the credit agreement for the period of December 31, 2000 through December 31, 2001. As a result of this amendment, we were in compliance with these financial ratio covenants, as revised, as of December 31, 2000, March 31, 2001 and June 30, 2001. In connection with this amendment, we agreed to a 25 basis point increase in interest rates for any period in which our leverage ratio is greater than 5.0. In addition, we agreed to cancel the undrawn $40.0 million acquisition term loan facility, which also resulted in a $300,000 reduction in our annual loan commitment fees, as of February 22, 2001. A one-time amendment fee of approximately $400,000 was paid to the lenders as part of this amendment. This amendment to our credit agreement was filed as an exhibit to our Current Report on Form 8-K dated February 22, 2001.

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

Capital expenditures totaled $8.4 million in the six months ended June 30, 2001 compared with $16.3 million in the six months ended June 30, 2000. Our expected capital expenditure requirements for the remainder of 2001 and 2002 are $9.8 million and $21.2 million, respectively.

Our ability to satisfy our debt obligations and to pay principal and interest on our debt, fund working capital, mine development and acquisition requirements and make anticipated capital expenditures will depend on our future performance, which is subject to general economic, financial and other factors, some of which are beyond our control. We cannot be certain that the cash earned by our subsidiaries will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. We believe, however, that based on current levels of operations and anticipated growth, cash flow from operations, together with borrowings under the revolving credit facility, will be adequate for at least the next twelve months to make required payments of principal and interest on our debt, and fund working capital, mine development and capital expenditure requirements. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the revolving credit facility in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If we do not have enough cash, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity. We cannot guarantee that we will be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us, if at all.

Forward-Looking Statements

This quarterly report, including this management's discussion and analysis of financial condition and results of operations section, includes "forward-looking statements". We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our plans, intentions and expectations reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that our plans, intentions or expectations will be achieved. We believe that the following factors, among others, could affect our future performance and cause actual results to differ materially from those expressed or implied by these forward-looking statements: (1) general and regional economic conditions, including the economy in the states in which we have production facilities and in which we sell our products; (2) demand for residential and commercial construction; (3) demand for automobiles and other vehicles; (4) levels of government spending on road and other infrastructure construction; (5) the competitive nature of the industrial minerals and aggregates industries; (6) operating risks typical of the industrial minerals and aggregates industries, including the price and availability of oil: (7) difficulties in, and unanticipated expense of, assimilating newly-acquired businesses; (8) fluctuations in prices for, and availability of, transportation and power; (9) unfavorable weather conditions; (10) regulatory compliance, including compliance with environmental and silica exposure regulations, by us and our customers;
(11) litigation affecting us and our customers; (12) changes in the demand for our products due to the availability of substitutes for products of our customers; (13) labor unrest: and (14) interest rate changes and changes in financial markets generally.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information regarding the Company's financial instruments that are sensitive to changes in interest rates is contained in our Annual Report on Form 10-K for the year ended December 31, 2000, as amended. This information has not changed materially in the interim period since December 31, 2000.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are a defendant in various lawsuits related to our businesses. These matters include lawsuits relating to the exposure of persons to crystalline silica as discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2000, as amended, filed with the Securities and Exchange Commission.

On April 20, 2001, in an action pending in Beaumont, Texas, (Donald Tompkins et at vs American Optical Corporation et al, the "Tompkins Case"), a jury rendered a verdict against Ottawa Silica Company and Pennsylvania Glass Sand Corporation, predecessor to U.S. Silica Company, in the amount of $7.5 million in actual damages. On June 1, 2001, the trial judge entered judgment on the verdict; the amount of the judgment was approximately $6.4 million, the sum of the verdict (reduced by settlements from other parties) and prejudgment interest. In addition, punitive damages were settled for $600,000.

In light of the facts entered into evidence relating to the timing of the exposure, we believe that the entire judgment in this action is covered by a combination of the historical insurance coverage of Ottawa Silica Company and the current indemnity agreement of ITT industries, as described in such Annual Report on Form 10-K. We have posted a bond, which is required to be filed as part of the appeal process. The notice of appeal to the appropriate intermediate appellate court in Texas will be timely filed. Based on advice of counsel, we believe that there are meritorious grounds to file this appeal and that a reversal and remand of the Tompkins case is probable.

Although we do not believe that these lawsuits are likely to have a material adverse effect upon our business, we cannot predict what the full effect of these or other lawsuits will be. We currently believe, however, that these claims and proceedings in the aggregate are unlikely to have a material adverse effect on us.

Item 5.  Other Information

In May, 2001, we entered into a new management services agreement with D. George Harris & Associates (DGH&A) that becomes effective as of January 1, 2002. The new agreement has similar terms to the terms contained in the current management services agreement with DGHA, which are described in our Annual Report on Form 10-K for the year ended December 31, 2000, as amended. Under the terms of the new agreement, however, the annual fee to DGH&A for management services is reduced to $500,000 per annum from the $950,000 fee expected to be paid in 2001.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.

  10.1 SECOND AMENDED AND RESTATED MANAGEMENT SERVICES AGREEMENT (the "Agreement") dated as of March 28, 2001, among USS HOLDINGS, INC., a Delaware corporation ("USSH"), BETTER MINERALS & AGGREGATES COMPANY., a Delaware corporation formerly known as USS Intermediate Holdco, Inc. ("BMAC"), U.S. SILICA COMPANY, a Delaware corporation ("Silica") (collectively, the "Companies", and individually a "Company"), and D. GEORGE HARRIS & ASSOCIATES, LLC., a Delaware corporation ("DGHA").

(b) Reports on Form 8-K

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2001                    Better Minerals & Aggregates Company


                                  By:       /s/ Gary E. Bockrath
                                      ---------------------------------
                                       Name: Gary E. Bockrath
                                       Title:   Vice President and Chief
                                               Financial Officer

                                  EXHIBIT INDEX

Exhibit No.
-----------

     10-1 SECOND AMENDED AND RESTATED MANAGEMENT SERVICES AGREEMENT (the "Agreement") dated as of March 28, 2001, among USS HOLDINGS, INC., a Delaware corporation ("USSH"), BETTER MINERALS & AGGREGATES COMPANY., a Delaware corporation formerly known as USS Intermediate Holdco, Inc. ("BMAC"), U.S. SILICA COMPANY, a Delaware corporation ("Silica") (collectively, the "Companies", and individually a "Company"), and D. GEORGE HARRIS & ASSOCIATES, LLC., a Delaware corporation ("DGHA").

                                                               6
Exhibit 10-1.
               SECOND AMENDED AND RESTATED  MANAGEMENT  SERVICES  AGREEMENT (the
                    "Agreement") dated as of March 28, 2001, among USS HOLDINGS, INC., a Delaware corporation ("USSH"), BETTER MINERALS & AGGREGATES COMPANY., a Delaware corporation formerly known as USS Intermediate Holdco, Inc. ("BMAC"), U.S. SILICA COMPANY, a Delaware corporation ("Silica") (collectively, the "Companies", and individually a "Company"), and D. GEORGE HARRIS & ASSOCIATES, LLC., a Delaware corporation ("DGHA").

     WHEREAS, USSH, BMAC, USS Acquisition, Inc., a Delaware corporation (which was merged with and into Silica on February 9, 1996) and DGHA entered into a Management Services Agreement dated as of February 9, 1996 (the "First Agreement"), which was amended and restated by the Amended and Restated Management Services Agreement dated as of October 1, 1998 (the "Old Agreement");

     WHEREAS, DGHA and the Companies desire that the Old Agreement remain in effect until December 31, 2001 and that this Agreement become effective as of January 1, 2002 (the "Effective Date").

     WHEREAS, each Company desires to continue to avail itself of DGHA's expertise and consequently has requested DGHA to continue to provide such expertise, from time to time, in rendering certain management services related to the business and affairs of such Company and its Subsidiaries and the review and analysis of certain financial and other transactions.

     WHEREAS, DGHA and the Companies agree that it is in their respective interests to enter into this Agreement whereby, for the consideration specified herein, DGHA shall provide such services to the Companies.

     WHEREAS, each Company and DGHA wish to amend in certain respects and restate the Old Agreement;

     NOW, THEREFORE, in consideration of the mutual covenants hereinafter set forth, the Companies and DGHA agree as follows:

Section 1.        Definitions.
                  ------------

     Unless defined herein, capitalized terms used in this Agreement shall have the meanings ascribed to them in the Amended and Restated Stockholders agreement dated as of the date of the Old Agreement, as amended from time to time (the "Stockholders Agreement"), among USSH and the Stockholders.

     The use in this Agreement of the term "including" means "including, without limitation." The words "herein," "hereof," "hereunder" and other words of similar import refer to this Agreement as a whole, including the schedules and exhibits, as the same may from time to time be amended or supplemented, and not to any particular section, subsection, paragraph, subparagraph or clause contained in this Agreement. All references to sections, schedules and exhibits mean the sections of this Agreement and the schedules and exhibits attached to this Agreement.

     The title of and the section and paragraph headings in this Agreement are for convenience of reference only and shall not govern the interpretation of any of the terms or provisions of this Agreement.

     The use herein of the masculine, feminine or neuter forms shall also denote the other forms, as in each case the context may require.

Section 2.        Retention of DGHA.
                  ------------------

     The Companies retain DGHA, and DGHA accepts such retention, upon the terms and conditions set forth in this Agreement.

Section 3.        Term.
                  -----

     Subject to the  provisions of Section 3(b) and except for the provisions of
     Section 13 which shall be effective as of the date hereof, this Agreement shall commence on the date hereof and shall terminate on the first anniversary of the date hereof (the "Initial Term"); provided that upon the termination of the Initial Term this Agreement shall be automatically extended until terminated by USSH or DGHA by serving 9 months prior written notice upon the other.

     This Agreement shall automatically terminate with respect to (i) any Company and its Subsidiaries upon a sale of such Company to a person which is not an Affiliate of such Company (whether pursuant to a merger or consolidation, a sale of capital stock or all or substantially all of its assets) and (ii) all of the Companies in the event that (A) the Majority of the Institutional Stockholders have designated the Additional Institutional Directors pursuant to Section 2(b) of the Stockholders Agreement and USSH has provided written notice to DGHA of its desire to terminate this Agreement pursuant to this clause (ii)(A) of Section 3(b) or (B) the DGHA Stockholders and their respective Affiliates cease to own 50% or more of the Securities (other than the DGHA Restricted Shares) held by them on the date hereof.

     This Agreement may be terminated at the option of USSH if neither D. George Harris nor Anthony J. Petrocelli is actively involved in the management of DGHA.

Section 4.        Management Services.
                  --------------------

     DGHA shall advise the Companies concerning such management matters as relate to proposed financial transactions, acquisitions and other senior management matters related to the Companies' business, administration and policies, in each case as the Companies shall reasonably and specifically request by way of notice to DGHA, which notice shall specify the services required of DGHA and shall include all background material necessary for DGHA to complete such services. DGHA shall not be required to devote any specified amount of time to any such written request and shall be required to devote only so much time to any such written request as DGHA shall, in its reasonable discretion, deem necessary to complete such services. Such consulting services shall, in DGHA's reasonable discretion, be rendered in person or by telephone or other communication. DGHA shall (i) use its reasonable efforts to deal effectively with all subjects submitted to it hereunder and (ii) endeavor to further, by performance of its services hereunder, the policies and objectives of the Companies.

     DGHA shall perform all such services as an independent contractor to the Companies. DGHA is not an employee, agent or representative of any Company and has no authority to act for or to bind any Company without its prior written consent.

     This Agreement shall in no way prohibit DGHA or any partner or employee thereof from engaging in other activities, whether or not competitive with any business of the Companies.

Section 5.        Compensation.
                  -------------

     As consideration for DGHA's agreement to render the management services set forth in Section 4 and as compensation for any such services rendered by DGHA, the Companies shall pay DGHA (or one or more designees thereof) an annual fee (the "Annual Fee") of $500,000.

     The Annual Fee shall be paid for each fiscal year in equal monthly installments, payable in arrears.

     The Companies shall reimburse DGHA for all reasonable out-of- pocket travel and entertainment expenses incurred by DGHA in connection with the rendering of management services pursuant to this Agreement.

Section 6.        Loans.
                  ------

     Silica has, pursuant to the Old Agreement, provided to DGHA one or more interest-free loans which total $1,522,375.26 in the aggregate (the "Old Loans") as of this date as set forth on Schedule 1 attached hereto. From the Effective Date of this Agreement until the earlier of (i) termination of this Agreement in accordance with Section 3 or (ii) December 31, 2004, at the request of DGHA, Silica shall provide to DGHA one or more interest-free loans of not more than $500,000 in the aggregate per calendar year (the "New Loans" and together with the Old Loans, the "Loans").

     The Loans shall mature and be payable as of the date of the consummation of an IRR Event.

     The Loans are guaranteed by the persons listed on Schedule 2 attached hereto (the "Guarantors") and in proportion with the percentages listed opposite such Guarantors' names on Schedule 1, which guarantees shall be several but not joint obligations of the Guarantor. A form of such guarantees is attached hereto as Exhibit C.

Section 7.        Notices.
                  --------

     All notices, requests, consents and other communications hereunder shall be in writing and shall be deemed sufficient if personally delivered, sent by nationally-recognized overnight courier, by facsimile, or by registered or certified mail, return receipt requested and postage prepaid, addressed as follows:

                  if to DGHA, to:

                  D. George Harris & Associates, Inc.
                  399 Park Avenue
                  32nd Floor
                  New York, New York 10022
                  Attention:  Anthony J. Petrocelli
                  Telecopier: (212) 207-6450
                  Telephone:  (212) 207-6405

                  if to the Companies:

                  USS Holdings, Inc.
                  c/o U.S. Silica Company
                  P.O. Box 187
                  Berkeley Springs, WV  25411
                  Attention:  President
                  Telecopier:  (304) 258-3500
                  Telephone:   (304) 258-2500
                  wth a copy to:

                  J.P. Morgan Partners (SBIC), LLC
                  c/o J.P. Morgan Partners
                  1221 Avenue of the Americas
                   New York, NY  10020
                   Attention:    Timothy J. Walsh
                   Telecopier:  (212) 899-3553
                   Telephone:  (212) 899-3755

     or to such other address as the party to whom notice is to be given may have furnished to each other party in writing in accordance herewith. Any such notice or communication shall be deemed to have been received (a) in the case of personal delivery, on the date of such delivery, (b) in the case of nationally-recognized overnight courier, on the next business day after the date when sent, (c) in the case of facsimile transmission, when received, and (d) in the case of mailing, on the third business day following that on which the piece of mail containing such communication is posted.

Section 8.        Benefits of Agreement.
                  ----------------------

     This Agreement shall bind and inure to the benefit of any successors to or assigns of DGHA and the Companies; provided, however, that this Agreement may not be assigned by any party hereto without the prior written consent of the other parties. The obligations of the Companies hereunder shall be joint and several.

Section 9.        Governing Law.
                  --------------

     This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of New York (without giving effect to principles of conflicts of laws).

Section 10.       Entire Agreement; Amendments.
                  -----------------------------

     This Agreement contains the entire understanding of the parties with respect to its subject matter, and neither it nor any part of it may in any way be altered, amended, extended, waived, discharged or terminated except by a written agreement signed by each of the parties hereto.

Section 11.       Counterparts.
                  -------------

     This Agreement may be executed in counterparts, and each such counterpart shall be deemed to be an original instrument, but all such counterparts together shall constitute but one agreement.

Section 12.       Waivers.
                  --------

     Any party to this Agreement may, by written notice to the other parties, waive any provision of this Agreement. The waiver by any party of a breach of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach.

Section 13.        Old Agreement.
                   --------------

     The Old Agreement shall remain in full force and effect through December 31, 2001. Effective as of January 1, 2002, the Old Agreement shall terminate and be superceded by this Agreement.

                                    * * * * *

     IN WITNESS WHEREOF, the parties have duly executed this Management Services Agreement as of the date first above written.

                               USS HOLDINGS, INC.

                               By:           /s/ R. D. Reeves
                                  --------------------------------
                               Name:  R. D. Reeves
                               Title:   President

                               BETTER MINERALS & AGGREGATES COMPANY

                               By:           /s/ R. D. Reeves
                                  --------------------------------
                               Name:  R. D. Reeves
                               Title:  President

                               U.S. SILICA COMPANY

                               By            /s/ R. D. Reeves
                                 ---------------------------------
                               Name:  R. D. Reeves
                               Title:

                               D. GEORGE HARRIS & ASSOCIATES, LLC.

                               By:         /s/ D. George Harris
                                  --------------------------------
                               Name:  D. George Harris
                               Title: