Form 10-Q
period 2001-09-30
BETTER MINERALS & AGGREGATES CO
filed 2001-11-13
CIK 1108673

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ______________


                                    FORM 10-Q

                                   (Mark One)
   [X]______Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the quarterly period ended September 30, 2001

                                       or

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

        Class                               Outstanding as of November 1, 2001
        -----                               ----------------------------------

        Common Stock                        100 shares

                      Better Minerals & Aggregates Company
                                 Form 10-Q Index


                                                                           Page

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

Condensed Consolidated Balance Sheets as of
September 30, 2001 (unaudited) and December 31, 2000....................      1

Condensed Consolidated Statements of Operations for the quarter and the nine months ended September 30, 2001 and
September 30, 2000 (unaudited)..........................................      2

Condensed Consolidated Statements of Stockholder's Equity for the
nine months ended September 30, 2001 and
September 30, 2000 (unaudited)..........................................      3

Condensed Consolidated Statements of Cash Flows for the nine months
ended September 30, 2001 and September 30, 2000 (unaudited).............      4

Notes to Condensed Consolidated Financial Statements....................      5

Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations...............................      9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk..     13

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings...........................................     14



Signatures

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)
                                                                        September 30,    December 31,
                                                                             2001            2000
                                                                             ----            ----
ASSETS
CURRENT:
   Cash and cash equivalents ...........................................   $     994    $     860
   Accounts receivable
    Trade, less allowance for doubtful accounts ........................      61,712       44,817
    Other ..............................................................       2,521        1,173
   Inventories .........................................................      27,046       27,890
   Prepaid expenses and other current assets ...........................       3,516        3,221
   Income tax deposit ..................................................        --          2,070
   Deferred income taxes ...............................................       3,543       12,809
                                                                             -------      -------
        Total current assets ...........................................      99,332       92,840

PROPERTY, PLANT AND EQUIPMENT:
   Mining property .....................................................     264,611      264,175
   Mine Development ....................................................       8,427        8,156
   Land ................................................................      27,699       28,249
   Land improvements ...................................................       5,252        5,043
   Buildings ...........................................................      36,556       36,556
   Machinery and equipment .............................................     163,718      156,297
   Furniture and fixtures ..............................................       2,011        1,395
   Construction-in-progress ............................................      10,523        5,317
                                                                             -------      -------
                                                                             518,797      505,188
   Accumulated depletion, depreciation and amortization ................    (103,231)     (89,502)
                                                                             -------      -------
       Property, plant, and equipment, net .............................     405,566      415,686

OTHER NONCURRENT:
    Goodwill and noncompete agreements, net ............................      15,169       16,649
    Debt issuance costs ................................................      11,021       12,958
    Other noncurrent assets ............................................         367          153
        Total other noncurrent .........................................      26,557       29,760
                                                                             -------      -------

        Total assets ...................................................   $ 531,455    $ 538,286
                                                                             =======      =======
                                        LIABILITIES
CURRENT:
    Book overdraft .....................................................   $  10,356    $   7,264
    Accounts payable ...................................................      18,011       15,908
    Accrued liabilities ................................................      12,172       11,490
    Due to parent ......................................................       2,411        2,362
    Accrued interest ...................................................       2,895        8,654
    Current portion of long-term debt ..................................      10,743        9,076
    Income taxes payable                                                          84          --
                                                                             -------      -------
        Total current liabilities ......................................      56,672       54,754

NONCURRENT LIABILITIES:
    Long-term debt, net of current portion .............................     288,660      280,329
    Deferred income taxes ..............................................      92,502      110,676
    Other noncurrent liabilities .......................................      42,538       39,311
                                                                             -------      -------
        Total noncurrent liabilities ...................................     423,700      430,316

                                   STOCKHOLDER'S EQUITY
Common stock, par value $.01, authorized 5,000 shares, issued 100 shares        --           --
Additional paid-in capital .............................................      81,377       81,377
Loans to related party .................................................      (1,278)      (1.507)
Retained deficit .......................................................     (28,357)     (26,560)
Accumulated other comprehensive (loss) income ..........................        (659)         (94)
                                                                             -------      -------
        Total stockholder's equity .....................................      51,083       53,216
                                                                             -------      -------
         Total liabilities and stockholder's equity ....................   $ 531,455    $ 538,286
                                                                             =======      =======

        The accompanying notes are an integral part of these statements.



              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                  For the Quarter Ended   For the Nine Months Ended
                                                      September 30,             September 30,
                                                      -------------             -------------
                                                    2001         2000         2001         2000
                                                    ----         ----         ----         ----

Net sales ....................................   $  90,957    $  83,741    $ 234,683    $ 226,250
Cost of goods sold ...........................      64,794       60,455      176,267      166,342
Depreciation, depletion and amortization .....       8,358        9,427       24,713       27,052
Selling, general & administrative ............       5,755        5,494       16,850       18,764
Incentive stock compensation .................         --          --           --            998
                                                 ---------    ---------    ---------    ---------
         Operating  income....................      12,050        8,365       16,853       13,094
Interest expense .............................       8,628        9,230       27,544       27,027
Other (income) expense, net of interest income        (215)        (483)        (809)      (1,448
                                                 ---------    ---------    ---------    ---------
         (Loss) income before income taxes....       3,637         (382)      (9,882)     (12,485)
Provision (benefit) for income taxes .........      (1,394)      (3,832)      (8,085)      (8,601)
                                                 ---------    ---------    ---------    ---------
         Net (loss) income....................   $   5,031    $   3,450    $  (1,797)   $  (3,884)
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


              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                            Accumulated Other
                                                                                           Comprehensive loss
                                                                                  --------------------------------
                                           Additional                   Loans      Unrealized     Minimum              Total
                                Common       Paid-In     Retained    to Related     Loss on       Pension           Stockholder's
                                Stock        Capital      Deficit       Party     Derivatives    Liability   Total     Equity
                                ------     ----------    --------    ----------   -----------    ---------  ------  -------------
Balance December 31, 2000 ..      $  -     $ 81,377     $ (25,560)   $ (1,507)     $ -           $ (94)     $ (94)   $ 53,216

Comprehensive income, net
   of income taxes:
     Net (loss) .............                            (1,797)                                                       (1,797)
     Unrealized holding loss
      On derivatives .......                                                         (565)                   (565)       (565)
        Total comprehensive                                                                                          --------
          loss .............                                                                                           (2,362)
Repayment of loans to related
   party ...................                                              229                                             229
                                  -------- --------     --------      --------     --------      --------   ------   --------
Balance September 30, 2001        $  -     $ 81,377     $(28,357)     $(1,278)     $ (565)       $ (94)     $(659)   $ 51,083
                                  ======== ========     ========      ========     ========      ========   ======   ========

                                                                                          Accumulated Other
                                                                                          Comprehensive loss
                                                                                 ----------------------------------
                                        Additional                    Loans        Foreign       Minimum                 Total
                             Common      Paid-In       Retained     to Related     Currency      Pension             Stockholder's
                              Stock      Capital        Deficit       Party      Translation    Liability     Total      Equity
                             ------     ----------     --------     ----------   -----------    ---------     -----  -------------
Balance December 31, 1999      $ -      $ 81,377      $(17,012)      $    -          $ (30)       $  -      $  (30)    $ 64,335
Comprehensive income, net
  of income taxes:
    Net (loss) ..........                               (3,884)                                                         (3,884)
    Foreign currency
       translation ......                                                                30                      30         30
     Total comprehensive                                                                                                ------
        loss ............                                                                                                (3,854)
Loans to related party ..                                            (1,001)                                             (1,001)
                               -------  --------      --------      --------         -------      ------     ------    --------
Balance September 30, 2000     $ -      $ 81,377      $(24,346)     $(1,001)         $   -        $  -       $   -     $ 59,480
                               =======  ========      ========      ========         =======      ======     ======    ========

                                   The accompanying notes are an integral part of these statements.


              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                Nine Months Ended September 30,
                                                                                       2001        2000
                                                                                       ----        ----
Net loss ........................................................................   $ (1,797)   $ (3,884)
Adjustments to reconcile net loss to cash flows from operations:
   Depreciation .................................................................     16,864      17,184
   Depletion ....................................................................      6,176       4,807
   Non compete agreement amortization ...........................................        614       4,126
   Debt issuance amortization ...................................................      1,937       1,581
   Deferred income taxes ........................................................     (8,908)     (9,920)
   Disposal of property, plant and equipment gain ...............................       (150)       (109)
   Loss on sale of investment ...................................................       --            83
   Other ........................................................................      1,758      (1,742)
   Changes in assets and liabilities, net of the effects from acquired companies:
       Trade receivables ........................................................    (16,895)    (13,862)
       Non-trade receivables ....................................................     (1,348)       (898)
       Receivable from/Payable to parent ........................................         49       2,934
       Payable to related party .................................................       --          (908)
       Inventories ..............................................................        844      (4,061)
       Prepaid expenses and other current assets ................................       (296)     (1,127)
       Accounts payable and accrued liabilities .................................      2,111         616
       Accrued interest .........................................................     (5,759)     (4,027)
       Income taxes .............................................................      2,155         234
                                                                                     --------    --------
          Net cash used in operating activities .................................     (2,645)     (8,973)

Cash flows from investing activities:
   Capital expenditures .........................................................    (10,911)    (18,506)
   Proceeds from sale of property, plant and equipment ..........................        589         281
   Proceeds from sale of investment .............................................       --         3,136
   (Loans to) repayments from related party .....................................        229      (1,001)
                                                                                     --------    --------
     Net cash used for investing activities .....................................    (10,093)    (16,090)

Cash flows from financing activities:
   Increase in book overdraft ...................................................      3,092       2,164
   Principal payments on capital lease obligations ..............................       (218)        (63)
   Net revolver credit agreement facility .......................................     16,350      13,700
   Repayment of long-term debt ..................................................     (6,352)     (3,102)
   Financing fees ...............................................................       --          (435)
                                                                                     --------    --------
     Net cash provided by financing activities ..................................     12,872      12,264

Effect of cash exchange rates on cash ...........................................       --            30

          Net increase (decrease) in cash .......................................        134     (12,769)

Cash and cash equivalents, beginning ............................................        860      13,573
                                                                                     --------    --------
Cash and cash equivalents, ending ...............................................   $    994    $    804
                                                                                     ========    ========
Schedule of non-cash investing and financing activities:
    Assets acquired by assuming capital lease obligations .......................   $  3,136    $   --
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

2.  Inventories

At September 30, 2001 and December 31, 2000, inventory consisted of the following:

                                                     September 30, December 31,
  (In thousands)                                         2001         2000
                                                         ----         ----
  Supplies (net of $189 and $66 obsolescence reserve)  $11,968      $11,820
  Raw materials and work in process                      3,891        4,563
  Finished goods                                        11,187       11,507
                                                       -------      -------
                                                       $27,046      $27,890
                                                       =======      =======

3.  Comprehensive Income

Comprehensive income, net of tax for the three and nine months ended September 30, 2001 and 2000 was as follows:

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
  (In thousands)                          2001    2000        2001       2000
                                          ----    ----        ----       ----
  Net income (loss)                      $5,031  $3,450     $(1,797)   $(3,884)
  Unrealized holding loss on derivatives  (451)       -        (565)         -
  Foreign currency translation                -       -          -         30
                                         ------  ------     -------    -------
      Total comprehensive income         $4,580  $3,450     $(2,362)   $(3,854)
                                         ======  ======     =======    =======

4.  Segment Information

The Company operates in the industrial minerals and aggregates business segments which are more fully described in the Form 10-K. On January 1, 2001, as part of a change in management reporting responsibilities, all of the New Jersey operating assets of the Company's industrial minerals business unit were transferred to the Company's aggregates business unit. Net sales from the transferred assets are made both directly to customers and to the Company's industrial minerals subsidiary. Prior year segment reporting has been restated to include the New Jersey operations as part of the Company's aggregates business unit. Reportable segment information for the three and nine months ended September 30, 2001 and 2000 was as follows:

                                                    Three Months Ended         Nine Months Ended
                                                       September 30,             September 30,
(In thousands)                                       2001         2000        2001          2000
                                                     ----         ----        ----          ----
Net sales:
     Aggregates                                  $  46,700    $  39,966    $ 103,328    $  92,327
     Industrial Minerals                            48,580       48,343      145,077      147,855
     Eliminations                                   (4,323)      (4,568)     (13,722)     (13,932)
                                                 ---------    ---------    ---------    ---------
            Total net sales                      $  90,957    $  83,741    $ 234,683    $ 226,250
                                                 =========    =========    =========    =========
Operating company income (loss):
     Aggregates                                  $   5,760    $   3,825    $   2,425    $   1,615
     Industrial Minerals                             6,530        4,466       15,370       13,092
                                                 ---------    ---------    ---------    ---------
            Total operating company
                      income (loss)              $  12,290    $   8,291    $  17,795    $  14,707
     General corporate (expense) income               (240)          74         (942)      (1,613)
                                                 ---------    ---------    ---------    ---------
            Total operating income (loss)        $  12,050    $   8,365    $  16,853    $  13,094
                                                 =========    =========    =========    =========
Depreciation, depletion
        and amortization expense:
     Aggregates                                  $   4,848    $   4,353    $  13,687    $  12,133
     Industrial Minerals                             3,468        5,058       10,952       14,873
     Corporate                                          42           16           74           46
                                                 ---------    ---------    ---------    ---------
            Total depreciation, depletion, and
                    amortization expense         $   8,358    $   9,427    $  24,713    $  27,052
                                                 =========    =========    =========    =========
Capital expenditures:
     Aggregates                                  $   1,678    $   2,791    $   7,492    $  13,957
     Industrial Minerals                               797         (606)       3,417        4,368
     Corporate                                           2          (11)           2          181
                                                 ---------    ---------    ---------    ---------
            Total capital expenditures           $   2,477    $   2,174    $  10,911    $  18,506
                                                 =========    =========    =========    =========

Asset segment information at September 30, 2001 and December 31, 2000 was as follows:

                                             September 30,     December 31,
(In thousands)                                    2001             2000
Assets:
    Aggregates                                   $361,200         $351,969
    Industrial Minerals                           173,562          203,676
    Corporate                                      40,070           20,533
    Elimination of intersegment receivables       (43,377)         (37,892)
                                                 --------         --------
         Total assets                            $531,455         $538,286
                                                 ========         ========

5.  Impact of Recent Accounting Standards

In June 2001, the Financial Accounting Standard Board ("FASB") issued FAS No. 141, "Business Combinations", which addresses the accounting and reporting for business combinations, FAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting and reporting for acquired goodwill and other intangible assets and FAS No. 143, "Accounting for Asset Retirement Obligations", which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses accounting and reporting for the impairment or disposal of long-lived assets. FAS 141, 142 and 144 are effective January 1, 2002 for the Company. FAS 143 is effective January 1, 2003 for the Company. The Company is in the process of reviewing the new pronouncements and does not anticipate that adoption will have a material impact.

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

At September 30, 2001, the Company's derivative contracts consisted of an interest rate swap used to convert a portion of its variable-rate debt to fixed-rate debt and interest rate cap agreements to limit a portion of its variable-rate debt to a fixed rate. These instruments are designated as, and are considered, effective cash flow hedges of the Company's forecasted variable rate interest payments.

During 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 addresses the statement of earnings classification of shipping and handling costs billed to customers and was effective for the fourth quarter of 2000. The Company adopted the provisions of EITF No. 00-10 at that time and has restated the third quarter and year-to-date 2000 results to include $16.6 million and $46.2 million, respectively, in revenue and in cost of sales.

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

8.  Debt Covenants

Based on our most recent forecast for the remainder of 2001, the Company expects to be in compliance with the amended leverage ratio and interest coverage ratio covenants contained in the senior secured credit agreement on December 31, 2001. However, for calendar year 2002, the Company believes it will be necessary to seek further amendments to revise the required leverage ratio and interest coverage ratio covenants that were included in the original senior secured credit agreement. While the Company obtained amendments and waivers under the secured credit agreement earlier in 2001, there can be no assurance that these or other future amendments or waivers will be granted or that such amendments or waivers, if granted, would be on terms satisfactory to the Company.

9.  Contingencies

On April 20, 2001, in an action pending in Beaumont, Texas, (Donald Tompkins et al vs American Optical Corporation et al, the "Tompkins Case"), a jury rendered a verdict against Ottawa Silica Company and Pennsylvania Glass Sand Corporation, predecessor to U.S. Silica Company, in the amount of $7.5 million in actual damages. On June 1, 2001, the trial judge entered judgment on the verdict; the amount of the judgment was approximately $6.4 million, the sum of the verdict (reduced by settlements from other parties) and prejudgment interest. In addition, punitive damages were settled for $600,000.

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

10.  Senior Subordinated Notes Subsidiary Guarantees

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

Overview

We mine, process and market industrial minerals, principally industrial silica, in the eastern and midwestern United States. We also mine, process and market aggregates and produce and market asphalt in certain parts of Pennsylvania and New Jersey. Our end use markets for our silica products include container glass, fiberglass, specialty glass, flat glass, fillers and extenders, chemicals and ceramics. We also supply our silica products to the foundry, building materials and other end use markets. Our customers use our aggregates, which consist of high quality crushed stone, construction sand and gravel, for road construction and maintenance, other infrastructure projects and residential and commercial construction and to produce hot mixed asphalt. We operate a network of 26 production facilities in 14 states. Our industrial minerals business (substantially all the net sales of which consist of silica products) and our aggregates business accounted for 53% and 47% of our net sales, respectively, for the three months ended September 30, 2001 and 62% and 38% of our net sales, respectively, for the nine months ended September 30, 2001.

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

Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000

Net Sales. Net sales increased $7.3 million, or 8.7 % to $91.0 million in the three months ended September 30, 2001 from $83.7 million in the three months ended September 30, 2000.

Net sales for our industrial minerals business increased $0.3 million to $48.6 million in the three months ended September 30, 2001 from $48.3 million in the three months ended September 30, 2000. This increase was from increased silica sales to the oil and gas extraction, building products and recreational end use markets, which was almost completely offset by decreased silica sales to the glass, foundry and fillers & extenders end use markets.

Net sales for our aggregates business increased $6.7 million or 16.7% to $46.7 million in the three months ended September 30, 2001 from $40.0 million in the three months ended September 30, 2000. Included in net sales are intercompany sales to our industrial minerals subsidiary totaling $4.3 million for the three months ended September 30, 2001 as compared to $4.6 million for the three months ended September 30, 2000. Excluding these intercompany sales, net sales for our aggregates business increased $7.0 million, or 19.8%, to $42.4 million in the three months ended September 30, 2001 from $35.4 million in the three months ended September 30, 2000, primarily from a 21% increase in asphalt volume and a 34% increase in stone volume sold in the period.

Cost of Goods Sold. Cost of goods sold increased $4.3 million, or 7.1% to $64.8 million in the three months ended September 30, 2001 from $60.5 million in the three months ended September 30, 2000.

Cost of goods sold for our industrial minerals business increased $0.6 million or 1.7% to $34.7 million in the three months ended September 30, 2001 from $35.3 million in the three months ended September 30, 2000, primarily due to normal cost inflation.

Cost of goods sold for our aggregates business increased $4.1 million or 13.8% to $33.7 million in the three months ended September 30, 2001 from $29.6 million in the three months ended September 30, 2000, primarily due to the increased stone and asphalt volume noted earlier, partially offset by a $1.7 million reduction in the price of asphalt cement used in the production of hot mixed asphalt.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization decreased $1.0 million or 10.6% to $8.4 million in the three months ended September 30, 2001 from $9.4 million in the three months ended September 30, 2000. The decrease was primarily due to a $1.3 million decrease in amortization from the completion of the amortization of a non-compete agreement with the former parent company of our industrial minerals subsidiary, and a $0.8 million decrease in depreciation, offset by a $1.1 million increase in depletion due to increased aggregates sales volume.

Selling, General and Administrative. Selling, general and administrative expenses increased $0.3 million or 5.5% to $5.8 million in the three months ended September 30, 2001 from $5.5 million in the three months ended September 30, 2000. This increase was due to normal inflationary factors.

Operating Income. Operating income was $12.0 million in the three months ended September 30, 2001 compared to $8.4 million in the three months ended September 30, 2000, as a result of the factors noted earlier.

Operating income for our industrial minerals business increased $2.0 million or 44.4% to $6.5 million in the three months ended September 30, 2001 from $4.5 million in the three months ended September 30, 2000 primarily due to the factors noted earlier.

Operating income for our aggregates business increased $2.0 million to $5.8 million in the three months ended September 30, 2001 from $3.8 million in the three months ended September 30, 2000 as a result of the factors noted earlier. Due to the seasonality of our aggregates business, operating income incurred in the third quarter of our fiscal year may not be indicative of operating results for the full year.

Corporate expenses not allocated to business segments decreased $0.3 million to $0.2 million in the three months ended September 30, 2001, from income of $0.1 million in the three months ended September 30, 2000.

Interest Expense. Interest expense decreased $0.6 million or 6.5% to $8.6 million in the three months ended September 30, 2001 compared with $9.2 million in the three months ended September 30, 2000 as a result of decreased interest rates.

Benefit for Income Taxes. The benefit for income taxes for the three months ended September 30, 2001 has been adjusted to reflect the estimated benefit for the first nine months of the year using an annual effective tax rate of 71% which resulted in an adjusted effective tax rate of 82% for the full nine month period ended September 30, 2001.

Net Income. Net income increased $1.5 million to $5.0 million in the three months ended September 30, 2001 from $3.5 million in the three months ended September 30, 2000, primarily due to the factors noted earlier.

Nine Months Ended September 30, 2001 Compared With Nine Months Ended September 30, 2000

Net Sales. Net sales increased $8.4 million or 3.7% to $234.7 million in the nine months ended September 30, 2001 from $226.3 million in the nine months ended September 30, 2000.

Net sales for our industrial minerals business decreased $2.8 million or 1.9% to $145.1 million in the nine months ended September 30, 2001 from $147.9 million in the nine months ended September 30, 2000. This decrease was primarily due to the $1.9 million reduction in sales as a result of the divestiture of one of our two Canadian subsidiaries, George F. Pettinos (Canada) Limited ("PECAL") in February 2000. Excluding the divestiture, net sales for our industrial minerals business decreased $0.9 million or 0.6% to $145.1 million in the nine months ended September 30, 2001 from $146.0 million in the nine months ended September 30, 2000, due primarily to decreased silica sales to the glass, foundry and filler and extender end use markets partially offset by an increase in sales to the oil and gas extraction, matrix and building products end use markets.

Net sales for our aggregates business increased $11.0 million or 11.9% to $103.3 million for the nine months ended September 30, 2001 from $92.3 million for the nine months ended September 30, 2000, including intercompany sales to our industrial minerals business totaling $13.7 million in the nine months ended September 30, 2001 and $13.9 million in the nine months ended September 30, 2000. Excluding these intercompany sales, net sales of aggregates increased $11.2 million or 14.3% to $89.6 million in the nine months ended September 30, 2001 from $78.4 million for the nine months ended September 30, 2000 due to a 16% increase in asphalt volume and a 26% increase in stone volume sold during the period, partially offset by a 5.0% decrease in the average selling price for stone products due to product mix.

Cost of Goods Sold. Cost of goods sold increased $10.0 million or 6.0% to $176.3 million for the nine months ended September 30, 2001 from $166.3 million for the nine month period ended September 30, 2000.

Cost of goods sold for our industrial minerals business decreased $1.3 million to $108.0 million for the nine months ended September 30, 2001 from $109.3 million for the nine months ended September 30, 2000. The divestiture of PECAL in February, 2000 resulted in a $1.5 million decrease in cost of goods sold in 2001. Excluding the divestiture, cost of goods sold increased $0.2 million or 0.2% to $108.0 million in the nine months ended September 30, 2001 from $107.8 million for the nine months ended September 30, 2000 due primarily to a $2.3 million increase in the price of dryer fuel, offset by a 2.6% reduction in volume.

Cost of goods sold for our aggregates business increased $8.6 million or 12.0% to $80.1 million for the nine months ended September 30, 2001 from $71.5 million for the nine months ended September 30, 2000, primarily due to the increased stone and asphalt volume noted earlier, partially offset by a $2.7 million reduction in the price of asphalt cement used in the production of hot mixed asphalt.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization decreased $2.4 million, or 8.9% to $24.7 million in the nine months ended September 30, 2001 from $27.1 million in the nine months ended September 30, 2000. This decrease is primarily due to a $3.5 million decrease in amortization expense on the completion of the amortization of a non-compete agreement with the former parent company of our industrial minerals subsidiary, partially offset by a $1.4 million increase in depletion expense due to an increase in aggregates sales volume.

Selling, General and Administrative. Selling, general and administrative expenses decreased $2.9 million or 14.6% to $16.9 million in the nine months ended September 30, 2001 from $19.8 million for the nine months ended September 30, 2000. This decrease resulted primarily from a $2.3 million non-recurring charge in 2000, $1.0 million of which was non-cash incentive stock compensation, for the issuance of stock to the newly hired President of our aggregates business and the elimination of $0.4 million in costs as a result of the divestiture of PECAL.

Operating Income. Operating income was $16.9 million in the nine months ended September 30, 2001 compared to $13.1 million in the nine months ended September 30, 2000, as a result of the factors noted earlier.

Operating income for our industrial minerals business increased $2.3 million or 17.6% to $15.4 million in the nine months ended September 30, 2001 from $13.1 million in the nine months ended September 30, 2000 primarily due to the factors noted earlier.

Operating income for our aggregates business increased $0.8 million to $2.4 million in the nine months ended September 30, 2001 from $1.6 million in the nine months ended September 30, 2000 as a result of the factors noted earlier. Due to the seasonality of our aggregates business, operating income incurred in the first nine months of our fiscal year may not be indicative of operating results for the full year.

Corporate expenses not allocated to business segments decreased $0.7 million to $0.9 million in the nine months ended September 30, 2001 from $1.6 million in the nine months ended September 30, 2000, as a result of the non-recurring compensation expense incurred in 2000 noted earlier.

Interest Expense. Interest expense increased $0.5 million to $27.5 million in the nine months ended September 30, 2001 from $27.0 million in the nine months ended September 30, 2000 due primarily to increased borrowings partially offset by decreased interest rates.

Benefit for Income Taxes. The benefit for income taxes for the nine months ended September 30, 2001 is based on the effective tax rate expected to be realizable for the year of approximately 71%. The benefit for income taxes for the nine month period ended September 30, 2000 was based on an effective tax rate of 78%, reduced by taxes required on the sale of PECAL, resulting in a net effective tax rate of 69%.

Net Loss. Net loss decreased $2.1 million to $1.8 million in the nine months ended September 30, 2001 from $3.9 million in the nine months ended September 30, 2000 primarily as a result of the factors noted earlier.

Liquidity and Capital Resources

Our principal liquidity requirements have historically been to service our debt, meet our working capital, capital expenditures and mine development expenditure needs and finance acquisitions. We are a holding company and as such we conduct all our operations through our subsidiaries. As a holding company, we are dependent upon dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service obligations, and have historically met our liquidity and capital investment needs with internally generated funds. Conversely, we have funded our acquisitions through borrowings and equity investments. Our total long term debt as of September 30, 2001 was $299.4 million, and our total stockholder's equity as of that date was $51.5 million, giving us total debt representing approximately 85% of total capitalization. Our debt level makes us more vulnerable to economic downturns and adverse developments in our business.

Net cash used in operating activities was $2.7 million for the nine months ended September 30, 2001 compared to $9.0 million for the nine months ended September 30, 2000. Cash used in operating activities decreased $6.3 million in the first nine months of 2001 due primarily to a $0.8 million reduction in seasonal inventory in 2001 as compared to a $4.1 million increase in inventory in the first nine months of 2000, and a $4.0 million decrease in investment in other intangible assets from the one-time purchase in 2000 of a hot mixed asphalt plant, partially offset by a $3.0 million increase in accounts receivable due to increased sales. Interest paid in the nine months ended September 30, 2001 was $31.1 million, an increase of $1.8 million from the $29.3 million paid in the nine months ended September 30, 2000, primarily as a result of increased borrowings, and a $0.4 million amendment fee under our senior secured credit agreement, partially offset by reduced interest rates.

Net cash used for investing activities decreased $6.0 million to $10.1 million for the nine month period ended September 30, 2001 from $16.1 million for the nine month period ended September 30, 2000. This decrease primarily resulted from a $7.6 million decrease in capital expenditures due in a part to the one-time $2.1 million purchase in 2000 of a hot mixed asphalt plant, and $0.6 million received in 2001 for excess land and property sales, partially offset by the $3.1 million received from the PECAL sale in February 2000. In addition, we acquired $3.1 million in mining and mobile equipment through new capital lease obligations in 2001.

Cash flow provided by financing activities was $12.9 million for the nine months ended September 30, 2001 as compared to $12.3 million for the nine months ended September 30, 2000. There was a $10.0 million increase in long term debt in the nine months ended September 30, 2001 as compared to a $10.6 million increase in long term debt in the same period in 2000.

Interest payments on our 13% senior subordinated notes due 2009 ($150 million outstanding as of September 30, 2001), which are unconditionally and irrevocably guaranteed, jointly and severally, by each of our domestic subsidiaries, senior debt service under our senior secured credit agreement, working capital, capital expenditures and mine development expenditures incurred in the normal course of business as current deposits are depleted, represent our significant liquidity requirements.

Under our senior secured credit agreement, as of September 30, 2001, we had $34.4 million outstanding under the tranche A term loan facility and $92.0 million outstanding under the tranche B term loan facility. In addition, this credit agreement provides us with a $50.0 million revolving credit facility of which $21.9 million was drawn as of September 30, 2001, with an additional $20.2 million available for borrowing, after taking into consideration $7.9 million allocated for letters of credit. The revolving credit facility is available for general corporate purposes, including working capital and capital expenditures, but excluding acquisitions, and includes sublimits of $12.0 million and $3.0 million, respectively, for letters of credit and swingline loans. Debt under the senior secured credit agreement is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable and other intangibles. For a further description of the senior secured credit agreement, including certain restrictions that it imposes upon us and certain financial covenants that it requires us to maintain, please see Note 6 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000, as amended.

On February 22, 2001, the lenders under our senior secured credit agreement approved an amendment effective December 31, 2000 that revised the required leverage ratio and interest coverage ratio covenants under the credit agreement for the period of December 31, 2000 through December 31, 2001. We were in compliance with these financial ratio covenants, as revised, as of September 30, 2001. This amendment to our credit agreement was filed as an exhibit to our Current Report on Form 8-K dated February 22, 2001.

Based on our most recent forecast for the remainder of 2001, we expect to be in compliance with the amended leverage ratio and interest coverage ratio covenants contained in the senior secured credit agreement on December 31, 2001. However, for calendar year 2002, we believe it will be necessary to seek further amendments to revise the required leverage ratio and interest coverage ratio covenants that were included in the original senior secured credit agreement. While we obtained amendments and waivers under the secured credit agreement earlier in 2001, there can be no assurance that these or other future amendments or waivers will be granted or that such amendments or waivers, if granted, would be on terms satisfactory to us.

Capital expenditures totaled $10.9 million in the nine months ended September 30, 2001 compared with $18.5 million in the nine months ended September 30, 2000. Our expected capital expenditure requirements for the remainder of 2001 and 2002 are $4.0 million and $15.0 million, respectively.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are a defendant in various lawsuits related to our businesses. These matters include lawsuits relating to the exposure of persons to crystalline silica as discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2000, as amended, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, each filed with the Securities and Exchange Commission. Although we do not believe that these lawsuits are likely to have a material adverse effect upon our business, we cannot predict what the full effect of these or other lawsuits will be. We currently believe, however, that these claims and proceedings in the aggregate are unlikely to have a material adverse effect on us.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 12, 2001                     Better Minerals & Aggregates Company


                                      By:       /s/ Gary E. Bockrath
                                           Name: Gary E. Bockrath
                                           Title:   Vice President and Chief
                                                   Financial Officer