Form 10-K405
period 2001-12-31
BETTER MINERALS & AGGREGATES CO
filed 2002-03-29
CIK 1108673

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ______________________

                                    FORM 10-K
                            FOR ANNUAL AND TRANSITION
                    REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

     Class                                     Outstanding as of March 1, 2002
     -----                                     -------------------------------
     Common Stock                              100 shares

                                TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
Forward-Looking Information ........................................................................     i

Industry Data ......................................................................................    ii

Measurements .......................................................................................    ii

PART I .............................................................................................     1

         Item 1.      Business. ....................................................................     1

         Item 2.      Properties. ..................................................................     8

         Item 3.      Legal Proceedings ............................................................     9

         Item 4.      Submission of Matters to a Vote of Security Holders ..........................    10

PART II. ...........................................................................................    10

         Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters ........    10

         Item 6.      Selected Financial Data ......................................................    10

         Item 7.      Management's Discussion and Analysis of Financial Condition and
                        Results of Operations ......................................................    12

         Item 7A.     Quantitative and Qualitative Disclosures About Market Risk ...................    23

         Item 8.      Financial Statements and Supplementary Data ..................................    25

         Item 9.      Changes In and Disagreements With Accountants on Accounting and
                        Financial Disclosure .......................................................    49

PART III ...........................................................................................    50

         Item 10.     Directors and Executive Officers of the Registrant ...........................    50

         Item 11.     Executive Compensation .......................................................    52

         Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related
                      Stockholder Matters ..........................................................    56

         Item 13.     Certain Relationships and Related Transactions ...............................    60

PART IV.............................................................................................    61

         Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K .............    61

SIGNATURES .........................................................................................    63

INDEX TO EXHIBITS ..................................................................................   E-1

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

         -   litigation affecting our customers;

         - product liability litigation by our customers' employees affecting us;

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

         We are the second leading producer of industrial silica in the United States, accounting for approximately 24% of industry volume in 2001, and believe that we have leading positions in most of our key end use markets for our silica products, typically occupying the number one or two position by sales. These end use markets include container glass, fiberglass, specialty glass, flat glass, fillers and extenders, chemicals and ceramics. We also supply our silica products to the foundry, building materials and other end use markets.

         Our customers use our aggregates, which consist of high quality crushed stone, construction sand and gravel, for road construction and maintenance, other infrastructure projects and residential and commercial construction and to produce hot mixed asphalt and concrete products. We also use our aggregates to produce hot mixed asphalt.

         We operate a network of 27 production facilities in 14 states. Many of our production facilities are located near major modes of transportation and our significant customers, which reduces transportation costs and enhances customer service. Our principal industrial minerals and aggregates properties each have deposits that we believe will support production in excess of 15 years. Our industrial minerals business (substantially all the sales of which consists of silica products) and our aggregates business accounted for 61% and 39% of our sales, respectively, for the year ended December 31, 2001.

Products

         We operate in two business segments: industrial minerals products and aggregates products.

         Industrial Minerals. Our industrial minerals products are processed to meet a broad range of chemical purity, particle shape and sizing specifications. Our key industrial minerals products are known as unground silica, ground silica, fine ground silica, kaolin and aplite. Our unground silica products consist of silica of various size grades ranging from 120 to 20 mesh. For the year ended December 31, 2001, we sold 5.7 million tons of unground silica. Our ground silica products consist of unground silica that is further processed into sizes of 40 to 125 microns. For the year ended December 31, 2001, we sold 500,000 tons of ground silica. Our fine ground silica products consist of ground silica that we have further processed with highly engineered equipment into size grades of 5 to 40 microns. For the year ended December 31, 2001, we sold 50,000 tons of fine ground silica. In addition to our silica products we also produce a limited amount of kaolin and aplite. Kaolin is a mineral co-product in our production of silica in Kosse, Texas that we sell primarily as a filler and extender to the paints and coatings industry. For the year ended December 31, 2001, we sold 48,000 tons of kaolin. Aplite is an alumina source produced at our Montpelier, Virginia facility that we sell primarily to the glass industry. For the year ended December 31, 2001, we sold 229,000 tons of aplite.

         Aggregates. Our aggregates products include high quality crushed stone, construction sand and gravel, which we provide in various sizes, and hot mixed asphalt. Hot mixed asphalt is a blended mixture of approximately 95% crushed stone, sand or gravel bound together by asphalt oil. A major component of the road system in the United States, hot mixed asphalt covers approximately 95% of the paved roads in the United States, and the hot mixed asphalt industry generates over $10 billion in sales annually in the United States. Market growth and demand is primarily driven by road construction and population growth. We sold 10.2 million tons of our aggregates products that included 2.0 million tons of our hot mixed asphalt for the year ended December 31, 2001.

         We produce a high quality, anti-skid asphalt for use in Superpave. Superpave is a relatively new approach to asphalt mix design, which provides designers with standards for customizing roadway mixes for specific weather and traffic conditions. This new set of standards generally requires high quality aggregates that conform to a variety of specific characteristics, including hardness, absorption, size and shape. Many state governments have elected to require their roadways to conform to the Superpave standards. For example, the Pennsylvania Department of Transportation requires all roadway contracts to include the use of the Superpave standards. We have the ability both to supply our customers with the quality of aggregates required for Superpave as well as to manufacture Superpave-compliant asphalt from our own hot mixed asphalt plants.

End Use Markets and Customers

         Our industrial minerals and aggregates businesses generate sales from a diversified base of customers and end use markets. During the year ended December 31, 2001, we exceeded $10 million in sales in each of 8 distinct end use markets, and no single customer accounted for more than 5% of our sales.

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

         Specialty Glass. We supply unground and ground silica and aplite to the specialty glass end use market for use in the production of television tubes, lights and tableware. Because of the higher quality standards in this market, certain of our industrial minerals for specialty glass are shipped regionally, nationally and also are exported.

         Flat Glass. We supply unground silica to the flat glass end use market for use in the production of automotive glass and windows. Windows are primarily used in commercial and residential construction and remodeling.

         We estimate that in 2001 our shipments of industrial silica to the container glass, fiberglass, specialty glass and flat glass end use markets accounted for approximately 29% of the total volume of industrial silica shipped to the glass end use markets in the United States.

         Foundry. We supply unground and ground silica to the foundry end use market for use in the production of automotive, heavy equipment and machine tool castings. We estimate that in 2001 we accounted for approximately 14% of the silica volume shipped to the foundry end use market in the United States.

         Fillers and Extenders. We supply unground, ground and fine ground silica and kaolin to the paints and coatings end use market as fillers and extenders in the production of architectural, industrial and traffic paints, and to the rubber and plastic end use market for use in the production of epoxy molded countertops and silicone rubber. We estimate that in 2001 we accounted for approximately 30% of the silica volume shipped to the fillers and extenders end use market in the United States. We are able to ship certain of these products, which are primarily marketed on a local basis, to customers nationally as well as regionally. In addition, we are also able to compete internationally with some of these products.

         Building Materials. We supply unground, ground and fine ground silica and kaolin to the building materials end use market for use in the production of bricks, stucco, concrete and asphalt shingles. We estimate that in 2001 we accounted for approximately 25% of the silica volume shipped to the building materials end use market in the United States.

         Chemicals. We supply unground and ground silica to the chemicals end use market where it is used in the manufacture of sodium silicate, which is used in products such as detergents, paper textile, finishing and dental products. We estimate that in 2001 we accounted for approximately 70% of the silica volume shipped to the chemicals end use market in the United States.

         Ceramics. We supply unground, ground and fine ground silica and kaolin to the ceramics end use market for use in the production of ceramic whiteware, floor tiles and glaze formulations. We estimate that in 2001 we accounted for approximately 29% of the silica volume shipped to the ceramics end use market in the United States.

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

         The industrial silica industry is a competitive market that is characterized by a small number of large, national producers and a larger number of small, regional producers. We are the second leading producer of industrial silica in the United States, accounting for approximately 24% of industry volume in 2001. We compete with, among others, Unimin Corporation, Fairmount Minerals, Inc., Oglebay Norton Industrial Sands, Inc. and Badger Mining Corporation. Competition in the industrial minerals industry is based on price, consistency and quality of product, site location, distribution capability, customer service, reliability of supply, breadth of product offering and technical support. In addition, there is significant underutilized capacity in the industrial minerals industry that could adversely affect the pricing of our industrial minerals products.

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

         We have taken a number of steps to minimize potential environmental liabilities and address environmental activities in a proactive manner, including performing regular environmental audits, performing Phase 1 environmental assessments on all of our properties in 1995 and, prior to acquisition, on all properties acquired after that time, removing all known underground storage tanks, replacing PCB-containing transformers with non-PCB transformers and developing and implementing an "environmental information management system" to allow us to better track permits and compliance matters.

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

         Regulation of Silica. The Occupational Safety and Health Administration, or OSHA, regulates work place exposure to crystalline silica at our customer locations through a "permissible exposure level," commonly referred to as a PEL and through ancillary provisions. In the Department of Labor regulatory agenda published in December 2001, OSHA announced that it would move forward with a crystalline silica rule-making only if the affected parties reach a consensus concerning any changes to the existing OSHA regulation of crystalline silica.

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

         The Environmental Protection Agency, or EPA, is currently evaluating crystalline silica under its Integrated Risk Information System, or IRIS, program. Essentially, the EPA is conducting a risk assessment regarding the cancer and non-cancer health effects of crystalline silica and may possibly develop reference concentrations for non-cancer health effects and unit risk factors for cancer health effects. These reference concentrations and unit risk factors, if developed, will be entered into the EPA IRIS database. In a recently published EPA regulatory agenda, the EPA announced that the EPA's evaluation of crystalline silica under the IRIS program would be complete in 2004 or 2005. In addition, several states have considered, and a few have promulgated, regulations regarding crystalline silica air emissions. For example, in Oklahoma and Texas, crystalline silica is considered a toxic air contaminant. As such, these states have established maximum allowable ambient concentrations, or MAACs, for crystalline silica (quartz). Generally, these MAACs establish limits for facility crystalline silica emissions, measured at the facility property line. The IRIS initiative and state MAAC standards could result in lower permit limits requiring costly equipment upgrades or operational restrictions.

         In 2001, Massachusetts classified crystalline silica smaller than 10 micron in particle size and used for abrasive blasting or in foundry molding operations as a toxic substance for purposes of the state's toxic use reduction act program. The toxic use reduction act program imposes fees on the use of toxic substances and requires certain users of toxic substances to develop plans to reduce the use of the toxic substance. California requires that a warning accompany any chemical that the state has published as being known to cause cancer. "Silica, crystalline (airborne particles of respirable size)" has been included as a carcinogen under these criteria since 1988. These state programs may have the effect of reducing our customers' demand for silica products.

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

Employees

         As of March 1, 2002, we had approximately 1,050 employees, of which approximately 550 were represented by 12 local unions under 12 union contracts. These union contracts have remaining durations ranging from one to five years. Over the last 10 years, we have been involved in numerous labor negotiations, only two of which have resulted in a work disruption at two of our 27 facilities. During these disruptions, the operations of the facilities and our ability to serve our customers were not materially affected. Although we consider our current relations with our employees to be good, if we do not maintain these good relations, or if a work disruption were to occur, we could suffer a material adverse effect.

Item 2. Properties

         We own or lease a number of properties located in the eastern and midwestern United States. Our headquarters is in Berkeley Springs, West Virginia. Set forth below is the location, use, status and number of years of remaining reserves as of December 31, 2001 for each of our principal properties:

                                                                                                               Number of Years
Location                           Use                                                Status                 Remaining Reserves/1/
--------                           ---                                                ------                 ---------------------
Berkeley Springs, WV               Corporate offices                                  Owned                            N/A

Industrial Minerals
Berkeley Springs, WV               Silica mining and processing                       Owned                             24
Columbia, SC                       Silica mining and processing                       Leased                            26
Dubberly, LA                       Silica mining and processing                       Owned/Leased                      34
Dundee, OH                         Silica mining and processing                       Owned                             77
Hurtsboro, AL                      Silica mining and processing                       Owned/Leased                       9
Jackson, TN                        Silica mining and processing                       Owned                             31
Kosse, TX                          Silica and kaolin mining and processing            Owned/Leased                      31
Mapleton Depot, PA                 Silica mining and processing                       Owned/Leased                      25
Mill Creek, OK                     Silica mining and processing                       Owned/Leased                      26
Montpelier, VA                     Aplite mining and processing                       Owned/Leased                      40
Ottawa, IL                         Silica mining and processing                       Owned                             62
Pacific, MO                        Silica mining and processing                       Owned                             69
Rockwood, MI                       Silica processing                                  Owned                            N/A

Aggregates
Adamsburg, PA                      Hot mixed asphalt plant                            Owned                            N/A
Berlin, NJ                         Construction sand mining and processing            Owned                             13
Cedar Lake, NJ                     Construction sand mining and processing            Owned                             18
Jim Mountain, PA                   Stone quarry                                       Leased                            35
Mauricetown, NJ                    Silica processing                                  Owned                            N/A
Newport, NJ                        Construction sand  and silica mining and           Owned/Leased                      23
                                   processing
Ottsville, PA                      Stone quarry; hot mixed asphalt plant              Owned                             29
Penns Park, PA                     Stone quarry; hot mixed asphalt plant              Owned                             30
Port Elizabeth, NJ                 Construction sand and silica mining and            Owned                             39
                                   processing
Rich Hill, PA                      Stone quarry                                       Owned/Leased                      29
Sewickly, PA                       Hot mixed asphalt plant                            Owned                            N/A
Springfield Pike, PA               Stone quarry; hot mixed asphalt plant; offices     Owned                             45
Upper Township, NJ                 Construction sand mining and processing            Owned/Leased                       3
Washington, PA                     Hot mixed asphalt plant                            Owned                            N/A

         With respect to each operation at which we mine industrial minerals and aggregates, we obtain permits from various governmental authorities prior to the commencement of mining. The current permitted deposits on our properties are sufficient to support production, based on historical rates of production ranging from approximately four years to approximately 77 years. We obtain permits to mine deposits as needed in the normal course of business based on our mine plans and state and local regulatory provisions regarding mine permitting and licensing. Based on our historical permitting experience, we expect to be able to continue to obtain necessary mining permits to support historical rates of production. Industrial minerals and aggregates properties which have deposits (which include both permitted and unpermitted deposits) that we believe are sufficient to support production for over 15 years accounted for approximately 97% of our sales for the year ended December 31, 2001. Additionally, to further assure sufficient deposits and adequate facilities to meet future demand, we plan to obtain new deposits through expansion of existing sites, where feasible, and acquisitions of industrial minerals and aggregates businesses.

----------
/1/ The number of years of remaining reserves for each of our principal properties as of December 31, 2001 is based on extraction and production information collected during 2001.

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

Item 3. Legal Proceedings

         We are a defendant in various lawsuits related to our business. These matters include lawsuits relating to the exposure of persons to silica. For a detailed discussion of these lawsuits and potential liability to us, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Factors Affecting Our Business - Silica Health Risks and Litigation May Have a Material Adverse Effect on Our Business." Although we cannot predict what the full effect of these or other lawsuits will be, we currently believe that these claims and proceedings in the aggregate are unlikely to have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         Not applicable.

Item 6. Selected Financial Data

         The following table sets forth our selected historical consolidated financial and other data as of the end of and for the periods presented. The selected historical consolidated financial data as of December 31, 2001 and December 31, 2000 and for the years ended December 31, 2001, 2000 and 1999 have been derived from our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of December 31, 1999, December 31, 1998 and December 31, 1997 and for the years ended December 31, 1998 and 1997 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                           2001            2000          1999(1)         1998(2)           1997
                                                           ----            ----          -------         -------           ----
                                                                                (Dollars in Thousands)
Statement of Operations Data:
Sales ..............................................    $ 307,947      $ 299,335        $ 244,802      $  169,943       $ 154,470
Cost of goods sold .................................      229,193        222,754          175,971         126,127         114,055
Depreciation, depletion and amortization ...........       32,670         35,895           28,481          19,888          17,886
Selling, general and administrative (3) ............       23,905         26,541           21,843          31,157          14,345
Operating income (loss) ............................       22,179         14,145           18,507          (7,229)          8,184
Interest expense ...................................       35,625         36,359           19,590          10,269          10,513
Accretion of preferred stock warrants (4) ..........           --             --               56           1,254           1,374
Other income net, including interest income. .......       (1,103)        (1,575)          (2,171)         (1,881)         (1,742)
(Loss) income before income taxes ..................      (12,343)       (20,639)           1,032         (16,871)         (1,961)
Provision (Benefit) for income taxes before
extraordinary items ................................       (8,299)       (11,091)          (2,714)         (2,204)         (2,239)
Net income (loss) before extraordinary loss. .......       (4,044)        (9,548)           3,746         (14,667)            278
Extraordinary loss (5) .............................           --             --           (2,747)         (2,102)             --
Net income (loss) ..................................    $  (4,044)     $  (9,548)       $     999      $  (16,769)      $     278
Balance Sheet Data:
Cash ...............................................    $   2,493      $     860        $  13,573      $    2,222       $     402
Working capital ....................................       34,288         38,086           45,715          19,508          12,277
Total assets .......................................      515,644        538,286          551,603         274,678         188,647
Total debt .........................................      288,086        289,405          287,505         137,448          88,163
Stockholder's equity ...............................       48,826         53,216           64,335          23,396          26,022
Other Financial Data:
Capital expenditures ...............................    $  13,738      $  20,319        $  14,572      $    9,399       $   5,537
Cash interest expense. .............................       34,132         33,266           10,925           9,269           8,731
Ratio of earnings to fixed charges (6) .............        -- (7)         -- (7)             1.1           -- (7)          -- (7)

----------

(1) Includes the results of the Morie Assets from April 9, 1999, the date of acquisition, and the results of Commercial Stone from October 1, 1999, the date of acquisition.
(2) Includes (i) with respect to the year ended December 31, 1998, the results of Pettinos from July 25, 1998, the date of acquisition, and (ii) with respect to the year ended December 31, 1998, the results of Better Materials from December 14, 1998, the date of acquisition.
(3) Includes non-cash compensation expense recorded in 2000 for stock grants to our new Chief Executive Officer and in 1998 due to the waiver by USS Holdings, our parent, of its right to repurchase certain capital stock held by our management.
(4) Represents the non-cash accretion in value of certain warrants granted with respect to preferred stock of USS Holdings. We recognize this charge as part of push down accounting because the warrants were issued in connection with debt issued by our subsidiary, U.S. Silica. The obligation to satisfy any payments due in connection with these warrants was forgiven by USS Holdings during 1999.
(5) Represents non-cash charges and write-offs recorded in connection with our early retirement of certain subordinated debt in 1998, and the early retirement of certain senior debt in 1999.
(6) Under Item 503 of Regulation S-K, "earnings" for purposes of this calculation have been computed by adding to "income before extraordinary items" all taxes based on income or profits, total interest charges and the estimated interest element of rentals charged to income. "Fixed charges" include total interest charges and the estimated interest element of rentals charged to income.
(7) Earnings were insufficient to cover fixed charges by $12.3 million, $20.6 million, $16.9 million, and $2.0 million for the years ended December 31, 2001, 2000, 1998 and 1997, respectively.

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

         - In February 2000, we sold one of our two Canadian subsidiaries, George F. Pettinos (Canada) Limited ("PECAL").

         In November 2000 we incorporated a new Delaware subsidiary, BMAC Services Co., Inc., to provide consulting and management services to our other subsidiaries. In April 2001, Commercial Stone merged with Better Materials, with Better Materials surviving. As a result of this merger, CATS became a wholly-owned subsidiary of Better Materials.

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

Critical Accounting Policies

         In our opinion, we do not have any individual accounting policy which is critical to the preparation of our financial statements. Also, in many instances, we must use an accounting policy or method because it is the only policy or method permitted under accounting principles generally accepted in the United States. However, certain accounting policies are more important to the reporting of the Company's financial position and results of operations. These policies are discussed in the succeeding paragraphs. The notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K include a summary of the significant accounting policies used in the preparation of our financial statements.

         Sales. We recognize sales at the time the product is shipped to our customers and title passes (generally when the product leaves our facility). Sales includes the costs of transportation borne by our customers when we pay the costs on their behalf and are reimbursed.

         Cost of Goods Sold. Cost of goods sold includes the ongoing mining and processing costs of our operations (primarily labor costs, energy and power costs, repair and maintenance costs, transportation costs on customer shipments, costs of hiring third party subcontractors to drill and blast in our mining operations, as well as lease and royalty payments, at some locations) and non-cash charges associated with estimated net future costs of restoring and reclaiming operating mine sites. This reclamation provision is made at each operating location based on units of production and engineering estimates of total reserves, which are expected to last from 3 to 77 years, as of the balance sheet date. The effect of any changes in estimated costs, production, and minable reserves is recognized on a prospective basis.

         Selling, General and Administrative. Selling, general and administrative expenses are the costs of operating our business, including corporate overhead and associated fees and expenses related to acquisitions. Management fees to our acquisition advisors, due diligence costs for any acquisitions that we are unable to complete and amounts recorded for product liability claims are also included in this category. See "Self-Insurance and Product Liability Claim Reserves" below.

         Depreciable Properties. Acquired property and mineral deposits are recorded at cost. Costs to develop new mining properties are capitalized and amortized based on units of production. The purchase price of business acquisitions is allocated based on the fair values of assets acquired and liabilities assumed at that time. Depreciation is computed using the straight line method over the estimated useful lives of the assets, which ranges from 3 to 15 years. Depletion of mineral deposits is accounted for as the minerals or aggregates are extracted, based on units of production and engineering estimates of total deposits. Accordingly, depletion expense will increase or decrease with changes in the volumes of minerals or aggregates extracted or, prospectively, for changes in engineering estimates of total deposits. Amortization of various non-current assets such as non-competition agreements are made on a straight line basis over the life of the related agreement. Goodwill related to purchased acquisitions was amortized over 15 years. As described under "Recent Accounting Pronouncements," the adoption of SFAS 142 will eliminate goodwill amortization and requires an evaluation of goodwill impairment upon adoption, as well as subsequent annual valuations.

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

         Self-Insurance and Product Liability Claim Reserves. We are self-insured for healthcare costs and, in some states, worker's compensation. Our subsidiary, U.S. Silica Company, is currently self-insured for third party product liability claims alleging occupational disease. We provide for estimated future losses based on reported cases and past claim history. Accounting for these liabilities requires us to use our best judgment. While we believe that our accruals for these matters are adequate, if the actual loss is significantly different than the estimated loss for these liabilities, our results of operations could be materially affected. See "Significant Factors Affecting Our Business - Silica Health Risks and Litigation May Have a Material Adverse Effect on Our Business" for a further discussion of the manner in which we record amounts for product liability claims.

         Employee Benefit Plans. We provide a range of benefits to our employees and retired employees, including pensions and postretirement healthcare and life insurance benefits. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions, including discount rates, assumed rates of returns, compensation increases, turnover rates and healthcare cost trend rates. We review the actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by U.S. generally accepted accounting principles, the effect of the modifications is generally recorded or amortized over future periods. We believe that the assumptions utilized in recording our obligations under the plans, which are presented in note 11 to the audited consolidated financial statements, are reasonable based on advice from our actuaries and information as to assumptions used by other employers.

         Taxes. We account for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

         We evaluate quarterly the realizability of our deferred tax assets by assessing the need for a valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. Factors that may affect our ability to achieve sufficient forecasted taxable income include, but are not limited to, the following: a decline in sales or margins, increased competition or loss of market share. In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended time to resolve. In management's opinion, adequate provisions for income taxes have been made for all years.

         Use of Estimates and Assumptions. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include doubtful accounts, amortization and depreciation, income taxes, environmental and product liabilities, mine reclamation and employee benefit costs. Actual results could differ from those estimates.

Results of Operations

         The following table sets forth our consolidated statement of operations data for the three years ended December 31, 2001, 2000 and 1999, and the percentage of sales of each line item for the periods presented. This statement of operations data is derived from our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                             Year Ended December 31
                                                                             ----------------------
                                                         2001                         2000                         1999
                                                         ----                         ----                         ----
                                                                             (Dollars in Thousands)
Sales:
   Industrial minerals .......................  $ 187,670         60.9%     $ 192,590         64.3%      $ 191,575          78.3%
   Aggregates ................................    138,091         44.8        124,957         41.7          69,249          28.3
   Intercompany elimination ..................    (17,814)        (5.7)       (18,212)        (6.0)        (16,022)         (6.6)
                                                ---------       ------      ---------       ------       ---------        ------

Total sales ..................................    307,947        100.0        299,335        100.0         244,802         100.0
Cost of goods sold............................    229,193         74.4        222,754         74.4         175,971          71.9
Depreciation, depletion and amortization......     32,670         10.6         35,895         12.0          28,481          11.6
Selling, general and administrative...........     23,905          7.8         26,541          8.8          21,843           8.9
                                                ---------       ------      ---------       ------       ---------        ------

Operating income (loss) ......................     22,179          7.2         14,145          4.7          18,507           7.6
Interest expense..............................     35,625         11.6         36,359         12.1          19,590           8.0
Accretion of preferred stock warrants.........         --           --             --           --              56            --
Other income, net of interest income..........     (1,103)        (0.4)        (1,575)        (0.5)         (2,171)         (0.9)
                                                ---------       ------      ---------       ------       ---------        ------

(Loss) income before income taxes ............    (12,343)        (4.0)       (20,639)        (6.9)          1,032           0.4
Benefit for income taxes before
extraordinary items...........................     (8,299)        (2.7)       (11,091)        (3.7)         (2,714)         (1.1)
                                                ---------       ------      ---------       ------       ---------        ------

Net income (loss) before
     extraordinary loss ......................     (4,044)        (1.3)        (9,548)        (3.2)          3,746           1.5
Extraordinary loss. ..........................         --           --             --           --          (2,747)         (1.1)
                                                ---------       ------      ---------       ------       ---------        ------
Net income (loss) ............................  $  (4,044)        (1.3)%    $  (9,548)        (3.2)%     $     999           0.4%
                                                =========                   =========                    =========

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

         Sales. Sales increased $8.6 million, or 2.9%, to $307.9 million in the year ended December 31, 2001 from $299.3 million in the year ended December 31, 2000.

         Sales of industrial minerals decreased $4.9 million, or 2.5% to $187.7 million in the year ended December 31, 2001 from $192.6 million in the year ended December 31, 2000. Included in sales in 2000 was $1.9 million from PECAL, our subsidiary that was sold in February 2000. Excluding PECAL results, sales of industrial minerals decreased $3.0 million, or 1.6%, to $187.7 million in the year ended December 31, 2001 from $190.7 million in the year ended December 31, 2000. The primary reason behind the decrease in industrial minerals sales was decreased sales of silica sand to all glass market segments, and the chemicals and foundry market segments, partially offset by increased silica sand sales to the oil and gas and building product market segments, plus additional sales of aplite to the glass container market segment.

         Sales of aggregates increased $13.1 million, or 10.5% to $138.0 million in the year ended December 31, 2001 from $124.9 million in the year ended December 31, 2000. Included in aggregate sales are intercompany shipments to our industrial minerals business that are then resold to customers. These intercompany shipments are eliminated in consolidation and totaled $17.8 million in the year ended December 31, 2001 and $18.2 million in the year ended December 31, 2000. Excluding the intercompany shipments, sales of aggregates directly to aggregate customers increased $13.5 million, or 12.6%, to $120.2 million in the year ended December 31, 2001 from $106.7 million in the year ended December 31, 2000. The increase in sales is primarily due to a 14.5% increase in asphalt volume and a 21.4% increase in stone volume sold to customers, and a $3.4 million, or 14.1% increase in transportation costs billed to customers, increasing from $24.1 million in 2000 to $27.5 million in 2001.

         Cost of Goods Sold. Cost of goods sold increased $6.4 million, or 2.9%, to $229.2 million in the year ended December 31, 2001 from $222.8 million in the year ended December 31, 2000.

         Cost of goods sold for industrial minerals decreased $1.7 million, or 1.2%, to $141.7 million in the year ended December 31, 2001 from $143.4 million in the year ended December 31, 2000. Excluding PECAL's results from 2000, cost of goods sold for industrial minerals decreased $0.2 million to $141.7 million for the year ended December 31, 2001 from $141.9 million in the year ended December 31, 2000. Included in cost of goods sold, are the cost of the intercompany shipments from our aggregates business as noted earlier. The cost of these intercompany shipments are eliminated in consolidation and decreased $0.4 million to $17.8 million in the year ended December 31, 2001 from $18.2 million in the year ended December 31, 2000. The remaining change in cost of goods sold is primarily due to the 3.8% decrease in the volume of material sold in the year, offset by a $1.9 million increase in the price of drier fuel and a $0.4 million increase in the price of electricity.

         Cost of goods sold for aggregates increased $7.7 million, or 7.9%, to $105.3 million in the year ended December 31, 2001 from $97.6 million in the year ended December 31, 2000. The increase in cost of goods sold for aggregates is primarily due to a 14.4% increase in the volume of material sold in the year, partially offset by a $2.9 million decrease in the price of asphalt cement that is the binder used in the production of hot mixed asphalt.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization decreased $3.2 million, or 8.9%, to $32.7 million in the year ended December 31, 2001 from $35.9 million in the year ended December 31, 2000. The decrease was primarily due to a $4.9 million decrease in the amortization of non-compete agreements on the expiration, in February 2001, of the non-compete agreement with the former owner of our industrial minerals subsidiary. Depletion costs increased $1.5 million in 2001 to $7.9 million from $6.4 million in 2000 due to the increase in aggregates volume mined and sold.

         Selling, General and Administrative. Selling, general and administrative expenses decreased $2.6 million, or 9.8%, to $23.9 million in the year ended December 31, 2001 from $26.5 million in the year ended December 31, 2000. Included in selling, general and administrative expense in 2000 were $2.3 million in compensation costs incurred to recruit our new chief executive officer that were not duplicated in 2001, and $0.4 million in costs for PECAL. Excluding both the compensation costs and PECAL's results from 2000, selling, general and administrative expenses increased $0.1 million to $23.9 million in the year ended December 31, 2001 from $23.8 million in the year ended December 31, 2000. This increase is primarily due to reduced personnel and other operating expenses, and a $0.8 million reduction in management fees and consulting expenses on unsuccessful acquisitions, offset by a $1.4 million increase in the amounts provided for product liability claims primarily recorded in the fourth quarter relating to occupational health claims. See "Significant Factors Affecting Our Business - Silica Health Risks and Litigation May Have a Material Adverse Effect on Our Business."

         Operating Income. Operating income increased $8.1 million or 57.5% to $22.2 million in the year ended December 31, 2001, from $14.1 million in the year ended December 31, 2000.

         Operating income for industrial minerals increased $1.5 million, or 9.3%, to $17.7 million in the year ended December 31, 2001 from $16.2 million in the year ended December 31, 2000 due to the factors noted earlier, partially offset by a $0.8 million increase in allocated corporate overhead expense.

         Operating income for aggregates increased $3.6 million, or 180%, to $5.6 million in the year ended December 31, 2001 from $2.0 million in the year ended December 31, 2000 as a result of the factors noted earlier, partially offset by a $0.6 million increase in allocated corporate overhead expenses.

         Corporate expenses not allocated to the business segments decreased $2.9 million to $1.1 million in the year ended December 31, 2001 from $4.0 million in the year ended December 31, 2000 due to the reduction in management and consulting fees, and non-recurring compensation and incentive stock compensation expenses noted earlier.

         Interest Expense. Interest expense decreased $0.8 million, or 2.2%, to $35.6 million in the year ended December 31, 2001 from $36.4 million in the year ended December 31, 2000 primarily as a result of lower interest rates on the variable portion of our senior secured debt.

         Net Income (Loss). Net loss decreased $5.5 million to $4.0 million in the year ended December 31, 2001 from $9.5 million in the year ended December 31, 2000. The decrease is primarily due to the factors noted earlier, partially offset by $2.8 million decrease in the benefit for income taxes.

Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

         Sales. Sales increased $54.5 million, or 22.3%, to $299.3 million in the year ended December 31, 2000 from $244.8 million in the year ended December 31, 1999.

         Sales of industrial minerals increased $1.0 million to $192.6 million in the year ended December 31, 2000 from $191.6 million in the year ended December 31, 1999. Sales decreased $7.1 million due to the February 2000 sale of PECAL. Excluding PECAL's results for both periods, sales of industrial minerals increased $8.1 million, or 4.4%, to $190.8 million in the year ended December 31, 2000 from $182.7 million in the year ended December 31, 1999. The primary reasons behind the increase in industrial minerals sales were a $4.6 million increase in transportation costs billed to customers (increasing from $32.1 million in

1999 to $36.7 million in 2000), $2.4 million from the full year results from the acquisition of the Morie Assets, and an increase in sales to the oil and gas extraction market segment, partially offset by a decline in sales of calcined kaolin to the fillers and extenders market segment.

         Sales of aggregates increased $55.7 million to $124.9 million in the year ended December 31, 2000 from $69.2 million in the year ended December 31, 1999. Included in aggregate sales are intercompany shipments to our industrial minerals business that are then resold to customers. These intercompany shipments are eliminated in consolidation and totaled $18.2 million in the year ended December 31, 2000 and $16.0 million in the year ended December 31, 1999. Excluding the intercompany shipments, sales of aggregates directly to aggregate customers increased $53.5 million to $106.7 million in the year ended December 31, 2000 from $53.2 million in the year ended December 31, 1999. The increase was primarily due to the full year results from the acquisitions of Commercial Stone and the Morie Assets, which resulted in the inclusion of additional sales of $52.1 million in the year ended December 31, 2000.

         Cost of Goods Sold. Cost of goods sold increased $46.8 million, or 26.6%, to $222.8 million in the year ended December 31, 2000 from $ 176.0 million in the year ended December 31, 1999.

         Cost of goods sold for industrial minerals increased $1.2 million to $143.4 million in the year ended December 31, 2000 from $142.2 million in the year ended December 31, 1999. Cost of goods sold decreased $5.9 million due to the February 2000 sale of PECAL. Excluding PECAL's results for both periods, cost of goods sold for industrial minerals increased $7.1 million, or 5.3%, to $141.9 million in the year ended December 31, 2000 from $134.8 million in the year ended December 31, 1999. Included in cost of goods sold are the cost of the intercompany shipments from our aggregates business as noted earlier. The cost of these intercompany shipments are eliminated in consolidation and increased $1.2 million to $18.2 million in the year ended December 31, 2000 from $16.0 million in the year ended December 31, 1999. The remaining increase was primarily due to an increase of $4.6 million in transportation costs billed to customers, and a $4.0 million increase in the cost of drier fuel partially offset by reductions in other operating expenses.

         Cost of goods sold for aggregates increased $47.8 million to $97.6 million in the year ended December 31, 2000 from $49.8 million in the year ended December 31, 1999. The increase was primarily due to the inclusion of the full year results from the acquisitions of Commercial Stone and the Morie Assets, which resulted in an additional $42.7 million in cost of goods sold in the year ended December 31, 2000, along with $0.8 million in increased costs for petroleum based products in our eastern Pennsylvania and New Jersey aggregates operations, and $0.6 million in additional costs from a new aggregate sand plant which began operations in mid-2000.

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

         Selling, General and Administrative. Selling, general and administrative expenses increased $4.7 million, or 21.6%, to $26.5 million in the year ended December 31, 2000 from $21.8 million in the year ended December 31, 1999. The increase was primarily due to the acquisition of Commercial Stone, which resulted in the inclusion of $2.6 million in additional expense, partially offset by a reduction of $0.5 million from the sale of PECAL in February 2000. Excluding the acquisition and divestiture, selling, general and administrative expenses increased $2.7 million, or 13.4%, to $22.8 million in the year ended December 31, 2000 from $20.1 million in the year ended December 31, 1999 due to a $2.3 million compensation charge for the recruitment of our new chief executive officer.

         Operating Income. Operating income decreased $4.4 million to $14.1 million in the year ended December 31, 2000 from $18.5 million in the year ended December 31, 1999.

         Operating income for industrial minerals increased $2.4 million to $16.2 million in the year ended December 31, 2000 from $13.8 million in the year ended December 31, 1999. The increase is primarily due to the factors noted earlier, and a reduction of $2.9 million in direct and allocated selling, general and administrative expense.

         Operating income for aggregates decreased $3.8 million to $2.0 million in the year ended December 31, 2000 from $5.8 million in the year ended December 31, 1999 due to the factors noted earlier and an increase of $2.6 million in allocated corporate overhead expense.

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

Liquidity and Capital Resources

         Our principal liquidity requirements have historically been to service our debt, meet our working capital, capital expenditure and mine development expenditure needs and finance acquisitions. We are a holding company and as such we conduct substantially all our operations through our subsidiaries. As a holding company, we are dependent upon dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations, and have historically met our liquidity and capital investment needs with internally generated funds supplemented from time to time by borrowings under our revolving credit facility. Conversely, we have funded our acquisitions through borrowings and equity investments. Our total debt as of December 31, 2001 was $288.1 million and our total stockholder's equity as of that date was $48.8 million, giving us total debt representing approximately 86% of total capitalization. Our debt level makes us more vulnerable to economic downturns and adverse developments in our business.

         Net cash provided by operating activities was $16.5 million for the year ended December 31, 2001 compared to $7.7 million of net cash provided by operating activities in the year ended December 31, 2000. Cash provided by operating activities increased $8.8 million in 2001 due primarily to increased earnings and a $2.0 million refund of income taxes deposited in 2000.

         Net cash used for investing activities decreased $11.0 million to $13.1 million in the year ended December 31, 2001 from $24.1 million for the year ended December 31, 2000. This decrease primarily resulted from a $6.6 million decrease in capital expenditures, and the $6.1 million spent to acquire a fourth hot mixed asphalt plant in Pittsburgh in 2000.

         Cash flow used for financing activities was $1.8 million for the year ended December 31, 2001 as compared to $3.6 million of cash flow provided by financing activities in the year ended December 31, 2000. There was a $9.2 million reduction in long-term debt in the year ended December 31, 2001 and a $3.6 million decrease in long-term debt in the same period in 2000. Advances under the revolving credit facility were $13.3 million and $5.5 million in the years ended December 31, 2001 and December 31, 2000, respectively.

         Interest payments on our 13% senior subordinated notes due 2009 ($150 million outstanding as of December 31, 2001), which are unconditionally and irrevocably guaranteed, jointly and severally, by each of our domestic subsidiaries, debt service under our senior secured credit agreement described below, working capital, capital expenditures and mine development expenditures, incurred in the normal course of business as current deposits are depleted, represent our current significant liquidity requirements.

         Under our senior secured credit agreement, as of December 31, 2001, we had $32.3 million outstanding under the tranche A term loan facility (which matures in September 2005) and $91.5 million outstanding under the tranche B term loan facility (which matures in September 2007). In addition, this credit agreement provides us with a $50.0 million revolving credit facility. The revolving credit facility was partially drawn for $13.3 million as of December 31, 2001, and $7.5 million was allocated for letters of credit, leaving $29.2 million available for our use. As of March 15, 2002, borrowings under the revolving credit facility increased to $21.3 million, and $9.2 million was allocated for letters of credit, leaving $19.5 million available for our use. The revolving credit facility is available for general corporate purposes, including working capital and capital expenditures, but excluding acquisitions, and includes sublimits of $12.0 million and $3.0 million, respectively, for letters of credit and swingline loans. Debt under the senior secured credit agreement is collateralized by substantially all of our assets, including our real and personal property, inventory, accounts receivable and other intangibles. For a further description of our senior secured credit agreement, including certain restrictions that it imposes upon us and certain quarterly and annual financial covenants that it requires us to maintain, please see note 6 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

         As of December 31, 2001, the total of our future contractual cash commitments, including the repayment of our debt obligations under our senior secured credit agreement and our senior subordinated notes, is summarized as follows:

Contractual Cash Obligations                                                Payments Due by Period
(In millions)

                                                                      Less than                                        After
                                                           Total         1 year      1-3 years      4-5 years        5 years
Senior Long-Term Debt (1) ..............................  $137.1          $10.6          $38.2          $88.3        $     -
Subordinated Long-Term Debt ............................   150.0              -              -              -          150.0
Capital Lease Obligations (2) ..........................     3.9            1.0            2.7            0.2              -
Operating Lease Obligations (2) (3) ....................     4.0            2.1            1.7            0.2              -
Other Long-Term Obligations (3) ........................     2.7            0.9            1.4            0.3            0.1
Total Contractual Cash Obligations .....................  $297.7          $14.6          $44.0          $89.0         $150.1

----------------------------------

         (1) For a further description of the annual payment terms for the debt incurred under our senior secured credit agreement, please see note 6 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

         (2) We are obligated under certain capital and operating leases for railroad cars, mining properties, mining and processing equipment, office space, transportation and other equipment. Certain of our operating lease arrangements include options to purchase the equipment for fair market value at the end of the original lease term. Ownership of the equipment under a capital lease transfers to us at the end of the original lease term. Annual operating and capital lease commitments are presented in more detail in note 5 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

         (3) In March 2001, we entered into a sublease and option agreement for all rights, title and interest under leases held, and property owned, of a Pennsylvania aggregates operation known as the Jim Mountain Quarry. The original term of this agreement expires in March 2004. Included in our operating lease obligations is $0.4 million for our annual rental expense, and included in other long-term obligations is $0.8 million in annual payments covering an option to purchase the quarry and minimum annual royalty payments. If we decide not to exercise this option, any related amounts recorded will be expensed at that time. For a further description of this agreement, please see note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

         On February 25, 2002, the lenders under our senior secured credit agreement approved an amendment effective January 31, 2001 that waived any default under the required leverage ratio and interest coverage covenants as of December 31, 2001 and revised these covenants under the credit agreement for the period of March 31, 2002 through December 31, 2002. In connection with this amendment and an earlier amendment, we have agreed to a 50 basis point increase in interest rates over the original credit agreement for any period in which our leverage ratio is greater than 5.0. A one-time amendment fee of approximately $424,000 was paid to the lenders as part of the amendment.

         We believe, based on our calendar year 2002 forecast, that we will be in compliance with the amended leverage ratio and interest coverage ratio covenants contained in the senior secured credit agreement throughout calendar year 2002. In the event that we do not substantially achieve our 2002 forecast, it will be necessary to seek further amendments to the senior secured credit agreement covenants. While we obtained amendments and waivers under the senior secured credit agreement in the past, there can be no assurance that future amendments or waivers will be granted or that such amendments or waivers, if granted, would be on terms satisfactory to us.

         Capital expenditures decreased $6.6 million, or 32.5%, to $13.7 million in the year ended December 31, 2001 from $20.3 million in the year ended December 31, 2000. Excluding possible acquisitions, our expected capital expenditure and mine development requirements for 2002 are $15.0 million.

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

Significant Factors Affecting Our Business

         Silica Health Risks and Litigation May Have a Material Adverse Effect on Our Business. The inhalation of respirable crystalline silica is associated with several adverse health effects. First, it has been known since at least the 1930s that prolonged inhalation of respirable crystalline silica can cause silicosis, an occupational disease characterized by fibrosis, or scarring, of the lungs. Second, since the mid-1980s, the carcinogenicity of crystalline silica has been at issue and the subject of much debate and research. In 1987, the International Agency for Research on Cancer, or IARC, an agency of the World Health Organization, classified crystalline silica as a probable human carcinogen. In 1996, a working group of IARC voted to reclassify crystalline silica as a known human carcinogen. On May 15, 2000, the National Toxicology Program, part of the Department of Health and Human Services, issued its ninth report on carcinogens, which reclassified crystalline silica (respirable size) from its previous classification as "a reasonably anticipated carcinogen" to "a known human carcinogen." Third, the disease silicosis is associated with an increased risk of tuberculosis. Finally, there is recent evidence of an association between crystalline silica exposure or silicosis and lung cancer and a possible association between crystalline silica exposure or silicosis and other diseases such as immune system disorders, like scleroderma, and end-stage renal disease.

         One of our subsidiaries, U.S. Silica, has been named as a defendant in an estimated 1,320 product liability claims alleging silica exposure filed in the period January 1, 2001 to December 31, 2001. U.S. Silica was named as a defendant in 154 similar claims filed in 1998, 497 filed in 1999 and 610 filed in 2000. U.S. Silica has been named as a defendant in similar suits since 1975; in each of the years 1983, 1987, 1995 and 1996, more than 100 claims were filed against U.S. Silica. The plaintiffs, who allege that they are employees or former employees of our customers, claim that our silica products were defective or that we acted negligently in selling our silica products without a warning, or with an inadequate warning. The plaintiffs further claim that these alleged defects or negligent actions caused them to suffer injuries and sustain damages as a result of exposure to our products. In almost all cases, the injuries alleged by the plaintiffs are silicosis or "mixed dust disease," a claim that allows the plaintiffs to pursue litigation against the sellers of both crystalline silica and other minerals. There are no pending claims of this nature against any of our other subsidiaries.

         As of December 31, 2001, there were an estimated 2,292 silica-related products liability claims pending in which U.S. Silica is a defendant. Almost all of the claims pending against U.S. Silica arise out of the alleged use of U.S. Silica products in foundries or as an abrasive blast media and have been filed in the states of Texas and Mississippi.

         ITT Industries, Inc., successor to a former owner of U.S. Silica, has agreed to indemnify U.S. Silica for third party silicosis claims (including litigation expenses) filed against it prior to September 12, 2005 alleging exposure to U.S. Silica products for the period prior to September 12, 1985, to the extent of the alleged exposure prior to that date. This indemnity is subject to an annual deductible of $275,000, which is cumulative and subject to carry-forward adjustments. The Company fully accrued this deductible on a present value basis when it acquired U.S. Silica. As of December 31, 2001 and 2000, this accrual amounted to $1.8 million and $1.7 million, respectively. Pennsylvania Glass Sand Corporation, predecessor to U.S. Silica, was a named insured on insurance policies issued to ITT Industries for the period April 1, 1974 to September 12, 1985 and to U.S. Borax (another former owner) for the period September 12, 1985 to December 31, 1985. To date, we have not sought coverage under these policies. Although we cannot provide any assurance, coverage under these policies may be available to us. Ottawa Silica Company (a predecessor that merged into U.S. Silica in 1987) had insurance coverage on an occurrence basis prior to July 1, 1985.

         On April 20, 2001, in an action pending in Beaumont, Texas (Donald Tompkins et al v. American Optical Corporation et al), a jury rendered a verdict against Ottawa Silica Company and Pennsylvania Glass Sand Corporation, predecessors to U.S. Silica, in the amount of $7.5 million in actual damages. On June 1, 2001, the trial judge entered judgment on the verdict against U.S. Silica in the amount of $5,928,000 in actual damages (the verdict of $7.5 million, less credits for other settlements), approximately $464,000 in prejudgment interest and $40,000 in court costs. In addition, punitive damages were settled for $600,000.

         In light of the facts entered into evidence relating to the timing of the exposure, we believe that the entire judgment and settlements of the Tompkins action are covered by a combination of Ottawa Silica Company's insurance coverage and the current indemnity agreement of ITT Industries, in each case, discussed above. After the judgment was entered by the trial judge and upon the posting of a bond, we filed an immediate appeal to the appropriate appellate court in Texas. Based on advice of counsel, we believe that there were meritorious grounds to file the appeal and that a reversal and remand of the case is probable.

         It is likely that we will continue to have silica-related product liability claims filed against us, including claims that allege silica exposure for periods after January 1, 1986. We cannot guarantee that our current indemnity agreement with ITT Industries (which currently expires in 2005 and in any event only covers alleged exposure to U.S. Silica products for the period prior to September 12, 1985), or potential insurance coverage (which, in any event, only covers periods prior to January 1, 1986) will be adequate to cover any amount for which we may be found liable in such suits. Any such claims or inadequacies of the ITT Industries indemnity or insurance coverage could have a material adverse effect in future periods on our consolidated financial position, results of operations or cash flows, if such developments occur.

         We record amounts for product liability claims based on estimates of our portion of the cost to be incurred for all pending product liability claims and estimates based on the present value of an incurred but not reported liability for unknown claims for exposures that occurred before 1976, when we began warning our customers and their employees of the health effects of crystalline silica. Estimated amounts recorded are net of any expected recoveries from insurance policies or the ITT Industries indemnity. The amounts recorded for product liability claims are estimates, which are reviewed periodically by management and legal counsel and adjusted to reflect additional information when available. The process of estimating and recording amounts for product liability claims is imprecise and based on a variety of assumptions some of which, while reasonable at the time, may prove to be inaccurate. As of December 31, 2001 and December 31, 2000, we had recorded as an other noncurrent liability $4.6 million and $3.2 million, respectively, for product liability claims.

         The exposure of persons to silica and the accompanying health risks have been, and will continue to be, a significant issue confronting the industrial minerals industry and our industrial minerals segment. Concerns over silicosis and other potential adverse health effects, as well as concerns regarding potential liability arising from the use of silica, may have the effect of discouraging our customers' use of our silica products. The actual or perceived health risks of mining, processing and handling silica could materially and adversely affect silica producers, including us, through reduced use of silica products, the threat of product liability or employee lawsuits, increased levels of scrutiny by federal and state regulatory authorities of us and our customers or reduced financing sources available to the silica industry.

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

         Future Acquisitions May Adversely Affect Our Operations. We may actively pursue acquisition opportunities, some of which could be material. We may finance future acquisitions through internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of these sources. We might not be able to make acquisitions on terms that are favorable to us, or at all. If we do complete any future acquisitions, we will face many risks, including the possible inability to integrate an acquired business into our operations, diversion of our management's attention, failure to retain key acquired personnel and unanticipated problems or liabilities, some or all of which could have a material adverse effect on us. Acquisitions could place a significant strain on management, operating, financial and other resources and increased demands on our systems and controls.

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

         In June 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," was issued. SFAS No. 141 establishes accounting and reporting standards for business combinations. The provisions of SFAS 141, which eliminate pooling of interest accounting, apply to all business combinations initiated after June 30, 2001, and had no effect on our financial statements.

         Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001 and is effective for fiscal years beginning after December 16, 2001. SFAS 142 eliminates goodwill amortization and requires an evaluation of goodwill impairment upon adoption, as well as subsequent annual valuations, or more frequently if circumstances indicate a possible impairment. Impairment if any, resulting from the initial application of SFAS 142 will be classified as a cumulative effect of a change in accounting principles. Subsequent impairments, if any, would be classified as an operating expense. Under SFAS 142, other intangible assets that meet certain criteria will qualify for recognition on the balance sheet and will continue to be amortized in the income statement.

         Adoption of SFAS 142 will eliminate annual goodwill amortization expense of approximately $1.2 million. Although this standard will increase our results of operations in the future due to the elimination of goodwill amortization, any impairment would result in a change as discussed above. We are in the process of assessing the impact of adopting SFAS 142.

         Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001. SFAS 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and we are evaluating the impact, if any, of adopting SFAS 143.

         Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS 144 establishes accounting and reporting standards for impairment of long-lived assets to be disposed of, and is effective for fiscal years beginning after December 15, 2001. We are evaluating the impact of adopting SFAS 144 but do not believe the effect of adoption will be material to reported results.

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

         At December 31, 2001, we had an outstanding interest rate swap agreement maturing in 2004 with a notional principal amount of $30.0 million. At December 31, 2000, we had outstanding interest rate swap agreements maturing in 2001 with an aggregate notional principal amount of $30.0 million. At December 31, 1999, we had outstanding interest rate swap agreements maturing in 2001 with an aggregate notional principal amount of $30.0 million. These swaps effectively convert the variable interest rates on the notional principal amounts to a fixed interest rate. In addition, we had interest rate cap agreements at December 31, 2001, 2000 and 1999 with aggregate notional principal amounts of $46.0 million, $57.0 million and $51.0 million, respectively. These agreements effectively limit the variable interest rate on the notional principal amount of variable rate debt to 6.5%.

         The fair value of interest rate swap and cap agreements represents the estimated receipts or payments that we would make to terminate the agreements. At December 31, 2001, we would have paid $800,000 to terminate the interest rate swap agreement and received $149,000 to terminate the interest rate cap agreements.

         The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of the fixed interest rate debt will increase as the interest rates fall and decrease as interest rates rise. At December 31, 2001, the estimated fair value of our fixed interest rate long-term debt (including current portion) was approximately $22.5 million less than its carrying value of $150.0 million due to changes in market conditions for the senior subordinated notes, which were trading at 85% of their face value as of December 28, 2001. If the prevailing interest rates at December 31, 2001 increased by 1.0%, the fair market value of our total long-term debt would decrease by approximately $5.2 million.

Item 8. Financial Statements and Supplementary Data

                        Report of Independent Accountants

To the Board of Directors and Stockholder of Better Minerals & Aggregates
Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 61 present fairly, in all material respects, the financial position of Better Minerals & Aggregates Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 61 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
March 11, 2002

Better Minerals & Aggregates Company
Consolidated Balance Sheets
(Dollars in thousands)
--------------------------------------------------------------------------------

                                                                 December 31,
Assets                                                      2001              2000
Current:

   Cash and cash equivalents                           $    2,493        $       860
   Accounts receivable:
     Trade, less allowance for doubtful accounts of
       $1,824 and $1,327                                   45,241             44,817
     Other                                                  2,338              1,173
   Inventories                                             30,780             27,890
   Prepaid expenses and other current assets                2,979              3,221
   Income tax deposit                                           -              2,070
   Deferred income taxes                                    4,276             12,809
                                                       ----------        -----------

         Total current assets                              88,107             92,840

Property, plant and equipment:
   Mining property                                        264,611            264,175
   Mine development                                        11,381              8,156
   Land                                                    26,691             28,249
   Land improvements                                        5,822              5,043
   Buildings                                               36,878             36,556
   Machinery and equipment                                169,122            156,297
   Furniture and fixtures                                   1,923              1,395
   Construction-in-progress                                 6,871              5,317
                                                       ----------        -----------
                                                          523,299            505,188

   Accumulated depletion, depreciation and
     amortization                                        (121,944)           (89,502)
                                                       ----------        -----------

         Property, plant and equipment, net               401,355            415,686


Other noncurrent:
   Goodwill and non-compete agreements, net                14,857             16,649
   Debt issuance costs                                     10,566             12,958
   Other noncurrent assets                                    759                153
                                                       ----------        -----------
         Total other noncurrent                            26,182             29,760
                                                       ----------        -----------
         Total assets                                  $  515,644        $   538,286
                                                       ==========        ===========


--------------------------------------------------------------------------------------------

                                                                     December 31,
Liabilities                                                       2001             2000
Current:
   Book overdraft                                             $   7,142         $   7,264
   Accounts payable                                              13,012            15,868
   Accrued liabilities                                           11,872            11,490
   Due to parent                                                  2,405             2,362
   Accrued interest                                               7,391             8,654
   Income taxes payable                                             439                 -
   Current portion of obligation under capital lease                813                40
   Current portion of long-term debt                             10,745             9,076
                                                              ---------         ---------

         Total current liabilities                               53,819            54,754

Noncurrent liabilities:
   Deferred income taxes                                         92,720           110,676
   Obligations under capital lease                                2,583               110
   Long-term debt                                               277,341           280,329
   Other noncurrent liabilities                                  40,355            39,201
                                                              ---------         ---------

         Total noncurrent liabilities                           412,999           430,316


Commitments and contingencies


Stockholder's Equity

Common stock, par value $.01, authorized 5,000 shares,
   issued 100 shares                                                  -                 -
   Loans to related party                                        (1,434)           (1,507)
   Additional paid-in capital                                    81,377            81,377
   Retained deficit                                             (30,604)          (26,560)
   Accumulated other comprehensive (loss)                          (513)              (94)
                                                              ---------         ---------

         Total stockholder's equity                              48,826            53,216
                                                              ---------         ---------
         Total liabilities and stockholder's equity           $ 515,644         $ 538,286
                                                              =========         =========

   The accompanying notes are an integral part of these financial statements.

Better Minerals & Aggregates Company
Consolidated Statements of Operations
(Dollars in thousands)
--------------------------------------------------------------------------------

                                                                                 Years Ended
                                                                                 December 31,
                                                                     2001           2000            1999
Sales                                                           $   307,947      $  299,335     $   244,802
Cost of goods sold                                                  229,193         222,754         175,971
Depreciation, depletion and amortization                             32,670          35,895          28,481
Selling, general and administrative (Note 13)                        23,905          26,541          21,843
                                                                -------------  --------------  -------------
       Operating income (loss)                                       22,179          14,145          18,507

Interest expense                                                     35,625          36,359          19,590
Accretion of preferred stock warrants                                     -               -              56
Other income, net, including interest income                         (1,103)         (1,575)         (2,171)
                                                                -------------  --------------  -------------
       Income (loss) before income taxes                            (12,343)        (20,639)          1,032

Benefit for income taxes                                             (8,299)        (11,091)         (2,714)
                                                                -------------  --------------  -------------
       Net income (loss) before extraordinary loss                   (4,044)         (9,548)          3,746

Extraordinary loss (less applicable income
   taxes of $1,752) (Note 7)                                              -               -          (2,747)
                                                                -------------  --------------  -------------
       Net income (loss)                                        $    (4,044)     $   (9,548)    $       999
                                                                =============  ==============  =============

  The accompanying notes are an integral part of these financial statements.

Better Minerals & Aggregates Company
Consolidated Statements of Stockholder's Equity
(Dollars in thousands)
--------------------------------------------------------------------------------

                                                                                                     Accumulated Other
                                                                                                 Comprehensive Income (Loss)
                                                                                            ----------------------------------------
                                                         Additional               Loans to     Foreign      Unrealized      Minimum
                                                Common    Paid-In     Retained     Related     Currency      Loss on        Pension
                                                Stock     Capital      Deficit      Party     Translation   Derivatives    Liability
Balance, December 31, 1998                     $     -    $ 41,491   $ (18,011)    $      -    $     (44)    $      -      $    (40)

Comprehensive income, net of income taxes:
   Net income                                                              999
   Foreign currency translation                                                                       14
   Minimum pension liability                                                                                                     40

           Total comprehensive income (loss)

Capital contributed by parent                               39,886
                                               -------    --------   ---------     --------    ---------     --------      --------

Balance, December 31, 1999                                  81,377     (17,012)                      (30)

Comprehensive income, net of income taxes:
   Net income (loss)                                                    (9,548)
   Foreign currency translation                                                                       30
   Minimum pension liability                                                                                                    (94)



           Total comprehensive income (loss)

Loans to related party                                                               (1,507)
                                               -------    --------   ---------     --------    ---------     --------      --------
Balance, December 31, 2000                                  81,377     (26,560)      (1,507)           -                        (94)

Comprehensive income, net of income taxes:
   Net income (loss)                                                    (4,044)
   Unrealized loss on derivatives                                                                                (499)
   Minimum pension liability                                                                                                     80


           Total comprehensive income (loss)

Loans to related party                                                                   73
                                               -------    --------   ---------     --------    ---------     --------      --------

Balance, December 31, 2001                     $     -    $ 81,377   $ (30,604)    $ (1,434)   $       -     $   (499)     $    (14)
                                               =======    ========   =========     ========    =========     ========      ========

                                                         ----------
                                                                            Total
                                                                         Stockholder's
                                                             Total          Equity
Balance, December 31, 1998                                $     (84)     $   23,396

Comprehensive income, net of income taxes:
   Net income                                                                   999
   Foreign currency translation                                  14              14
   Minimum pension liability                                     40              40
                                                                         ----------

           Total comprehensive income (loss)                                  1,053

Capital contributed by parent                                                39,886
                                                          ---------      ----------
Balance, December 31, 1999                                      (30)         64,335

Comprehensive income, net of income taxes:
   Net income (loss)                                                         (9,548)
   Foreign currency translation                                  30              30
   Minimum pension liability                                    (94)            (94)
                                                                         ----------
           Total comprehensive income (loss)                                 (9,612)

Loans to related party                                                       (1,507)
                                                                         ----------
Balance, December 31, 2000                                      (94)         53,216

Comprehensive income, net of income taxes:
   Net income (loss)                                                         (4,044)
   Unrealized loss on derivatives                              (499)           (499)
   Minimum pension liability                                     80              80
                                                                         ----------
           Total comprehensive income (loss)                                 (4,463)

Loans to related party                                                           73
                                                                         ----------
Balance, December 31, 2001                                $    (513)     $   48,826
                                                                         ==========

   The accompanying notes are an integral part of these financial statements.

Better Minerals & Aggregates Company
Consolidated Statements of Cash Flows
(Dollars in thousands)
--------------------------------------------------------------------------------

                                                                                Years Ended December 31,
                                                                          2001            2000            1999
Cash flows from operating activities:
   Net income (loss)                                                 $    (4,044)   $     (9,548)   $        999
   Adjustments to reconcile net income (loss) to cash flows
   from operations:
     Depreciation, depletion and amortization                             34,363          37,033          29,112
     Accretion of preferred stock warrants                                     -               -              56
     Debt issuance amortization                                            2,392           2,078           1,148
     Extraordinary loss                                                        -               -           4,499
     Deferred income taxes                                                (9,423)        (11,218)         (6,962)
     Gain on disposal of property, plant and equipment                      (147)           (237)           (165)
     Loss on sale of investment                                                -              83               -
     Other                                                                   128             610             468
     Changes in current assets and liabilities, net of the effects from acquired companies:
         Trade receivables                                                  (424)         (4,868)           (360)
         Other receivables                                                (1,165)           (229)            563
         Receivable from parent                                               43           3,196            (838)
         Payable to related party                                              -            (898)            898
         Inventories                                                      (2,890)         (5,098)         (1,250)
         Prepaid expenses and other current assets                        (1,063)         (1,256)           (668)
         Accounts payable and accrued liabilities                         (2,474)         (1,711)         (4,565)
         Accrued interest                                                 (1,263)            825           7,153
         Income taxes                                                      2,510          (1,064)           (569)
                                                                     ------------   -------------   -------------
           Net cash provided by operating activities                      16,543           7,698          29,519
Cash flows from investing activities:
   Capital expenditures                                                  (13,738)        (20,319)        (14,572)
   Proceeds from sale of property, plant and equipment                       594             670           1,310
   Proceeds from sale of investment                                            -           3,136               -
   Loans to related party                                                     73          (1,507)              -
   Purchases of businesses, net of cash acquired                               -          (6,050)       (172,379)
                                                                     ------------   -------------   -------------
            Net cash used for investing activities                       (13,071)        (24,070)       (185,641)
Cash flows from financing activities:
   Change in book overdraft                                                 (122)          2,238          (1,402)
   Issuance of long-term debt                                                  -               -         325,006
   Repayment of long-term debt                                            (9,169)         (3,600)       (169,205)
   Change in Working Capital Facility                                      7,850           5,500          (6,100)
   Principal payments on capital lease obligations                          (398)            (73)            (44)
   Financing fees                                                              -            (435)        (15,796)
   Capital contributed by parent                                               -               -          35,000
                                                                     ------------   -------------   -------------
           Net cash (used for) provided by financing activities           (1,839)          3,630         167,459
Effect of exchange rate on cash                                                -              29              14
                                                                     ------------   -------------   -------------
           Net increase (decrease) in cash                                 1,633         (12,713)         11,351
Cash and cash equivalents, beginning of period                               860          13,573           2,222
                                                                     ------------   -------------   -------------
Cash and cash equivalents, end of period                              $    2,493     $       860     $    13,573
                                                                     ============   =============   =============

Schedule of noncash investing and financing activities:

Assets acquired by entering into capital lease obligations            $    3,644     $         -     $         -
                                                                     ============   =============   =============
Forgiveness of Series A and B Preferred Stock warrants of
 Holdings                                                             $        -     $         -     $     3,836
                                                                     ============   =============   =============
Forgiveness of payable to parent                                      $        -     $         -     $     1,050
                                                                     ============   =============   =============
Cash paid during the year for:
  Interest                                                            $   34,132     $    33,266     $    10,925
                                                                     ============   =============   =============
  Income taxes                                                        $      689     $     2,447     $     3,232
                                                                     ============   =============   =============

   The accompanying notes are an integral part of these financial statements.

Better Minerals & Aggregates Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.      Organization

        Better Minerals & Aggregates Company (the "Company"), an indirect wholly owned subsidiary of USS Holdings, Inc. ("Holdings"), was organized in January 1996. BMAC Holdings, Inc. ("BMAC Holdings"), a wholly owned subsidiary of Holdings, is the direct parent of the Company.

        The Company owns three operating subsidiaries: U.S. Silica Company ("U.S. Silica"), which produces industrial minerals, Better Materials Corporation ("Better Materials"), which produces aggregates and BMAC Services Co., Inc., which provides management advisory services to the Company.

        On April 8, 1999, U.S. Silica acquired the assets (the "Morie Assets") of five New Jersey-based operations owned by Unimin Corporation (Note
        3). On October 1, 1999, the Company acquired Commercial Stone Co., Inc. and Commercial Aggregates Transportation and Sales, L.P. and their related quarry properties (Note 3), collectively referred to as "Commercial Stone."

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

        c.   Use of Estimates and Assumptions

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include doubtful accounts, amortization and depreciation, income taxes, environmental and product liabilities, mine reclamation and employee benefit costs. Actual results could differ from those estimates.

        d.   Cash and Cash Equivalents

             All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents.

        e.   Inventories

             Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out and average cost methods.

Better Minerals & Aggregates Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     f.   Revenue Recognition

          Revenue is recorded when legal title passes at the time of shipment to the customer. Shipping and handling costs billed to customers are included in sales.

     g.   Deferred Financing Costs

          Deferred financing costs consist of loan origination costs, which are being amortized over the term of the related debt principal. Amortization included in interest expense for each of the three years in the period ended December 31, 2001 totaled approximately $2.4 million, $2.1 million and $1.1 million, respectively.

     h.   Depreciable Properties

          Depreciable properties, mining properties and mineral deposits acquired in connection with business acquisitions are recorded at fair market value as of the date of acquisition. Additions and improvements occurring through the normal course of business are capitalized at cost.

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

          Depletion and amortization of mineral deposits are provided as the minerals are extracted, based on units of production and engineering estimates of mineable reserves. The impact of revisions to reserve estimates is recognized on a prospective basis.

     i.   Mine Exploration and Development

          Costs to develop new mining properties and expand existing properties are capitalized and amortized based on units of production.

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

Better Minerals & Aggregates Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

          k.   Intangible Assets

               The Company's intangible assets include goodwill and non-compete agreements. The cost of goodwill is being amortized on a straight-line basis over a period of fifteen years. The Company periodically evaluates the recoverability of its goodwill and measures any impairment by comparison to estimated undiscounted cash flows from future operations (see footnote 2.q. below). The costs of the non-compete agreements are being amortized on a straight-line basis over the terms of the agreements, which range from three to five years.

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

          m.   Concentration of Credit Risk

               The Company's five largest customers accounted for approximately 12%, 13% and 20% of sales for the three years ended December 31, 2001, 2000 and 1999. Management believes it maintains adequate reserves for potential credit losses; ongoing credit evaluations are performed and collateral is generally not required.

          n.   Financial Instruments

               The Company uses interest rate swap and cap agreements to manage interest costs and the risk associated with changing interest rates. Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense. The Company's policy is to not hold or issue derivative financial instruments for trading or speculative purposes. When entered into, these financial instruments are designated as hedges of underlying exposures, associated with the Company's long-term debt, and are monitored to determine if they remain effective hedges. Gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive income and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, are recognized currently in income.

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

Better Minerals & Aggregates Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     p.   Comprehensive Income

          Comprehensive income is defined as the change in equity from transactions and other events from nonowner sources and consists of net income and other comprehensive income. The Company includes foreign currency translation adjustments, changes in the fair value of cash flow hedge derivative instruments and minimum pension liability adjustments in other comprehensive income.

     q.   Impact of Recent Accounting Standards/Pronouncements

          Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 133 establishes accounting and reporting standards for derivative instruments, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The effect of adopting this Standard was not material to reported results.

          Statement of Financial Accounting Standards No. 141 (FAS 141), Business Combinations, was issued in June 2001. FAS 141 establishes accounting and reporting standards for business combinations. The provisions of FAS 141, which eliminate pooling of interests accounting, apply to all business combinations initiated after June 30, 2001 and had no effect on the Company's financial statements.

          Statement of Financial Accounting Standards No. 142 (FAS 142), Goodwill and Other Intangible Assets, was issued in June 2001 and is effective for fiscal years beginning after December 15, 2001. FAS 142 eliminates amortization of goodwill and indefinite-lived intangibles and requires an evaluation of impairment of such units upon adoption of the Standard, as well as subsequent annual evaluations, or more frequently if circumstances indicate a possible impairment. Impairment, if any, resulting from the initial application of the new Standard will be classified as a cumulative effect of a change in accounting principle. Subsequent impairments, if any, would be classified as an operating expense. Under this standard, other intangible assets that have finite useful lives will continue to be amortized in the income statement.

          Adoption of FAS 142 will eliminate annual goodwill amortization expense of approximately $1.2 million. Although this standard will increase the Company's results of operations in the future due to the elimination of goodwill amortization, any impairment would result in a charge as discussed above. The Company is in the process of assessing the impact of adopting FAS 142.

          Statement of Financial Accounting Standards No. 143 (FAS 143), Accounting for Asset Retirement Obligations, was issued in June 2001. FAS 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets. FAS 143 is effective for the Company beginning January 1, 2003 and the Company is evaluating the impact of adopting this Standard.

          Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001. FAS 144 establishes accounting and reporting standards for impairment of long-lived assets to be

Better Minerals & Aggregates Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

               disposed of. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of adopting the Standard but does not believe the effect of adoption will be material to reported results.

3.       Acquisitions

         On March 10, 2001, Better Materials entered into a Sublease and Option Agreement with Amerikohl Mining, Inc. for a three year period. Under this agreement, Better Materials obtained all rights, title and interest under leases held, and property owned, by Amerikohl Mining, Inc. to an aggregates operation in Springfield Township, Pennsylvania, known as the Jim Mountain Quarry. The agreement requires Better Materials to pay a monthly amount for equipment rental and royalties plus a purchase option payment. Furthermore, the agreement grants Better Materials the right to purchase all of the assets of the operation at any time during the three-year period for a predetermined price less the total option payments paid up to the time the option is exercised. The Company expenses all payments related to the operation of the facility. Option payments are recorded as other noncurrent assets on the balance sheet. As of December 31, 2001 the total amount included in other noncurrent assets for option payments totaled $500,000. If the Company decides not to exercise its option by the end of the three-year period, this amount will be expensed at that time.

         On October 1, 1999, the Company acquired Commercial Stone for total consideration of $139.0 million in cash. The Company financed the acquisition through the issuance of $150.0 million Senior Subordinated Notes and the refinancing of its existing senior debt by entering into new Senior Secured Credit Facilities (Note 6). The acquisition was accounted for as a purchase and the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. Approximately $175.9 million, inclusive of deferred income taxes of $76.0 million, has been allocated to mineral reserves and is being amortized based on production. The allocation of the purchase price was as follows:

                                                                 (In thousands)

         Working capital, other than cash                            $   7,443
         Property, plant and equipment                                  27,207
         Goodwill                                                        7,403
         Mineral reserves                                              175,856
         Other assets                                                    1,739
         Other liabilities                                                (818)
         Deferred income taxes                                         (79,830)
                                                                     ---------
               Purchase price, net of cash received                  $ 139,000
                                                                     =========

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

Better Minerals & Aggregates Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                    (In thousands)
     Working capital, other than cash                                 $   1,569
     Property, plant and equipment                                       15,102
     Goodwill                                                             5,844
     Mineral reserves                                                    11,053
     Other liabilities                                                     (308)
     Deferred income taxes                                                  120
                                                                      ---------
           Purchase price, net of cash received                       $  33,380
                                                                      =========

  4. Inventories

     At December 31, 2001 and 2000, inventory consisted of the following:

     (In thousands)                                           2001       2000

     Supplies (net of $266 and $66 obsolescence reserve)   $  11,783  $  11,820
     Raw materials and work in process                         4,707      4,563
     Finished goods                                           14,290     11,507
                                                           ---------  ---------

                                                           $  30,780  $  27,890
                                                           =========  =========

  5. Lease Commitments

     The Company is obligated under certain capital and operating leases for railroad cars, mining property, mining/processing equipment, office space and transportation and other equipment. Certain of the operating lease agreements include options to purchase the equipment for fair market value at the end of the original lease term. Future minimum annual commitments under such operating leases at December 31, 2001 are as follows:

     Year Ending
     December 31,                                                   (In thousands)
     2002                                                             $   2,068
     2003                                                                   974
     2004                                                                   453
     2005                                                                   305
     2006                                                                   141
     Thereafter                                                              70
                                                                      ---------
                                                                      $   4,011
                                                                      =========



     Rental expense for operating leases for each of the three years in the period ended December 31, 2001 totaled approximately $2.6 million, $2.7 million and $2.0 million, respectively.

     In general, the above leases include renewal options and provide that the Company pays for all utilities, insurance, taxes and maintenance.

Better Minerals & Aggregates Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Future minumum annual commitments under the capital lease obligations as of December 31, 2001 are as follows:

     Year Ending
     December 31,                                         (In thousands)
     2002                                                     $  1,045
     2003                                                        1,038
     2004                                                        1,014
     2005                                                          638
     2006                                                          158
     Thereafter                                                      -
                                                              --------
                Total minimum lease payments                     3,893

       Less amount representing interest                           497
                                                              --------

                Present value of net minimum lease payments   $  3,396
                                                              ========

6.   Long-Term Debt

     At December 31, 2001 and 2000, long-term debt consisted of the following:

     (In thousands)                                                       2001            2000
     Senior Secured Credit Facilities
        Tranche A Term Loan Facility (final maturity                  $    32,250     $     39,057
          September 30, 2005) (5.75% at December 31, 2001)
        Tranche B Term Loan Facility (final maturity
          September 30, 2007) (6.25% at December 31, 2001)                 91,500           93,500

     Senior Subordinated Notes (final maturity
        September 15, 2009) (13% at December 31, 2001)                    150,000          150,000

     Working Capital Facility (final maturity
        September 30, 2005) (average of 6.32% at
        December 31, 2001)                                                 13,350            5,500

     Secured Note (due December 31, 2001)                                       -               72

     Mortgage Notes
        0% Note, imputed at 10.0% (due January 16, 2008)                      955              990
        8.5% Note (due July 1, 2003)                                           31               49
        7.0% Note (due July 31, 2004)                                           -              237
                                                                      -----------     ------------
                                                                          288,086          289,405
         Less, current portion                                             10,745            9,076
                                                                      -----------     ------------

                                                                      $   277,341     $    280,329
                                                                      -----------     ------------

Better Minerals & Aggregates Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         At December 31, 2001, contractual maturities of long-term debt are as follows:

         Year Ending
         December 31,                                             (In thousands)

            2002                                                  $      10,745
            2003                                                         10,650
            2004                                                         10,792
            2005                                                         17,162
            2006                                                         39,259
            Thereafter                                                  199,478
                                                                 ---------------
                                                                  $     288,086
                                                                 ===============

         Debt Agreements

         On September 30, 1999, the Company entered into a new $230.0 million Credit Agreement (the "Agreement"), which consisted of a $50.0 million revolving credit facility (the "Revolving Credit Facility"), a $45.0 million Tranche A Term Loan Facility ("Term A Loan"), a $95.0 million Tranche B Term Loan Facility ("Term B Loan") and a $40.0 million term loan acquisition facility (the "Acquisition Term Loan Facility"). The Term A Loan included a tranche of loans denominated in Canadian dollars (the "Canadian Term Facility") equal to $2.0 million, which was borrowed by George F. Pettinos (Canada) Limited, an indirect wholly owned subsidiary of the Company. The Revolving Credit Facility, Term A Loan, Term B Loan, Acquisition Term Loan Facility and the Canadian Term Facility are collectively referred to in the notes to the financial statements as the "Senior Secured Credit Facilities." In addition, on October 1, 1999 the Company issued $150.0 million of Senior Subordinated Notes. Pursuant to an Exchange and Registration Rights Agreement, in April 2000, the Company consummated an exchange offer pursuant to which it exchanged the Senior Subordinated Notes for registered notes having substantially the same terms. The proceeds from the Senior Secured Credit Facilities and the Senior Subordinated Notes were primarily used to pay off the outstanding senior debt and to finance the acquisition of Commercial Stone. On February 29, 2000, the Company completed the sale of the stock of its Canadian operating subsidiary, George F. Pettinos (Canada) Limited for $3.2 million. The proceeds from the sale were used to retire the Canadian Term Facility and for general corporate uses. The Acquisition Term Loan facility was canceled in February 2001 as described below.

         Under the Agreement, the Company has available, until September 30, 2005, the Revolving Credit Facility, which provides for the borrowings of up to $50.0 million with a sublimit of $12.0 million for letters of credit and a sublimit of $3.0 million for swingline loans. The borrowing capacity of the Revolving Credit Facility is reduced by outstanding letters of credit and swingline loans. At December 31, 2001, outstanding letters of credit totaled $7.5 million. There were $13.4 million in borrowings under the Revolving Credit Facility at December 31, 2001, including $2.9 million of borrowings under the swingline loans.

         Borrowings under the Senior Secured Credit Facilities bear variable interest at the Company's option at either (1) the bank's base (base rate at December 31, 2001 was 4.75%) rate plus a margin percentage, ranging from 1.00% to 2.50% or (2) the London Interbank Offered Rate ("LIBOR") (LIBOR at December 31, 2001 was 1.88%) plus a margin percentage, ranging from 2.00% to 3.50%. Commitment fees, ranging from .375% to .75%, on the average daily unused

Better Minerals & Aggregates Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Revolving Credit Facility are payable quarterly. Letter of credit fees are also payable quarterly based upon the average daily balance of all letters of credit outstanding. The Senior Subordinated Notes bear interest at a rate of 13% per annum, payable semi-annually.

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

     The Agreement contains various restrictive covenants that, among other things, limit the ability of the Company to engage in certain transactions with affiliates, incur additional indebtedness, repay other indebtedness or amend other debt instruments, create liens on assets, make investments or acquisitions, engage in mergers or consolidations, dispose of assets, or pay dividends. In addition, the Agreement requires the Company to maintain certain financial covenants, annually and quarterly, including a leverage ratio, an interest coverage ratio and a capital expenditures covenant. The Senior Subordinated Notes are also subject to certain restrictive covenants that are similar to those of the Senior Secured Credit Facilities.

     The obligation of the Company under the Senior Subordinated Notes is unconditionally and irrevocably guaranteed, jointly and severally, on an unsecured senior subordinated basis to the Company's Senior Secured Credit Facilities, by each of the Company's domestic subsidiaries. The Senior Subordinated Notes are not guaranteed by the Company's inactive Canadian subsidiary.

     On February 22, 2001 the lenders under the Senior Secured Credit Facilities approved an amendment effective December 31, 2000 that revised the required leverage ratio and interest coverage ratio covenants under the Agreement for the period of December 31, 2000 through December 31, 2001. As a result of this amendment, the Company was in compliance with all of its financial covenants, as revised, as of December 31, 2000. In connection with this amendment, the Company agreed to a 25 basis point increase in interest rates for any period in which the leverage ratio is greater than 5.0. In addition, the Company agreed to cancel the undrawn $40.0 million Acquisition Term Loan Facility, which also resulted in a $300,000 reduction in the annual loan commitment fees, as of February 22, 2001. A one-time amendment fee of approximately $424,000 was paid to the lenders as part of the amendment.

     Effective January 31, 2002, the lenders under the Senior Secured Credit Facilities approved an amendment that waived any default under the required leverage ratio and interest coverage covenants for the fiscal quarter ended December 31, 2001. The amendment also revised the requirement for these covenants under the Agreement for the period from March 31, 2002 through December 31, 2002. In connection with this amendment, the Company agreed to another 25 basis point increase in interest rates for any period in which the leverage ratio is greater than 5.0. A one-time amendment fee of approximately $424,000 was paid to the lenders as part of the amendment.

Better Minerals & Aggregates Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     The Company believes, based on its calendar year 2002 forecast, that it will be in compliance with the amended leverage ratio and interest coverage ratio covenants contained in the Agreement throughout calendar year 2002. In the event that the Company does not substantially achieve its 2002 forecast, it will be necessary to seek further amendments to the senior credit agreement covenants. While the Company obtained amendments and waivers under this agreement in the past, there can be no assurance that future amendments or waivers will be granted or that such amendments or waivers, if granted, would be on terms satisfactory to the Company.

     At December 31, 2001 and 2000, the fair value of the Company's long-term debt approximated $266 and $256 million, respectively.

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

7.   Extraordinary Item

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

Better Minerals & Aggregates Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

                                              December 31, 2001                   December 31, 2000
                                       ---------------------------------   -----------------------------------
                                         Contract/                           Contract/
                             Maturity    Notional    Carrying     Fair       Notional     Carrying      Fair
(In thousands)                 Date       Amount      Amount      Value       Amount       Amount        Value
                             --------  -----------   --------    -------   ------------   ---------     -------
Derivatives
  Interest rate swap
     agreements                2001     $      -     $      -    $      -  $ 30,000 (2)   $       -      $  97
                               2004     $ 30,000 (1) $   (798)   $   (798)


  Interest rate cap
     agreements                2001     $      -     $      -    $      -  $ 30,000 (3)   $       -      $  15
                               2002     $ 21,000 (3) $      -    $      -  $ 21,000 (2)   $      57      $ (25)
                               2004     $ 25,000 (3) $    149    $    149  $      -       $       -      $   -


(1) Agreement effectively exchanges the LIBOR floating interest rate for a fixed interest rate of 4.70%.

(2) Agreement effectively exchanges the LIBOR floating interest rate for a fixed interest rate of 5.74%.

(3)  Agreement limits the LIBOR floating interest rate to 6.50%.

The Company has designated these contracts as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings. The Company had no ineffective interest rate contracts at December 31, 2001.

Better Minerals & Aggregates Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     9.   Commitments and Contingencies

          The Company's subsidiary, U.S. Silica Company, is currently self-insured for third party product liability claims alleging occupational disease. U.S. Silica has been named as a defendant in numerous product liability claims in which the plaintiffs allege that they are employees or former employees of its customers, that U. S. Silica's silica products were defective, or that U.S. Silica acted negligently in selling its silica products without a warning, or with an inadequate warning. The plaintiffs further claim that these alleged defects or negligent actions caused them to suffer injuries and sustain damages as a result of exposure to those products. In almost all cases, the injuries alleged by the plaintiffs are silicosis or "mixed dust disease," a claim that allows the plaintiffs to pursue litigation against the sellers of both crystalline silica and other minerals. There are no pending claims of this nature against any other subsidiary of the Company. As of December 31, 2001 and December 31, 2000, there were, respectively, 2,292 and 1,311 silica-related product liability plaintiff claims pending in which U.S. Silica Company is a defendant.

          ITT Industries, Inc., successor to a former owner of U.S. Silica, has agreed to indemnify U.S. Silica for third party silicosis claims (including litigation expenses) filed against it prior to September 12, 2005 alleging exposure to U.S. Silica products for the period prior to September 12, 1985, to the extent of the alleged exposure prior to that date. This indemnity is subject to an annual deductible of $275,000, which is cumulative and subject to carry-forward adjustments. The Company fully accrued this deductible on a present value basis when it acquired U.S. Silica Company. As of December 31, 2001 and 2000, this accrual amounted to $1.8 million and $1.7 million, respectively. Pennsylvania Glass Sand Corporation, as a predecessor to U.S. Silica, was a named insured on insurance policies issued to ITT Industries for the period April 1, 1974 to September 12, 1985 and to U.S. Borax (another former owner) for the period September 12, 1985 to December 31, 1985. To date, U.S. Silica has not sought coverage under these policies. Although no assurances can be provided, coverage under these policies may be available to the Company. Ottawa Silica Company (a predecessor that merged into U.S. Silica in 1987) had insurance coverage on an occurrence basis prior to July 1, 1985.

          On April 20, 2001, in an action pending in Beaumont, Texas (Donald Tompkins et al v. American Optical Corporation et al), a jury rendered a verdict against Ottawa Silica Company and Pennsylvania Glass Sand Corporation, predecessors to U.S. Silica, in the amount of $7.5 million in actual damages. On June 1, 2001, the trial judge entered judgment on the verdict against U.S. Silica in the amount of $5.9 million in actual damages (the verdict of $7.5 million, less credits for other settlements), $464,000 in prejudgment interest and $40,000 in court costs. In addition, punitive damages were settled for $600,000. In light of the facts entered into evidence relating to the timing of the exposure, the Company believes that the entire judgment and settlement in this action is covered by a combination of the historical insurance coverage of Ottawa Silica Company and the current indemnity agreement of ITT Industries, in each case, discussed above. After the judgment was entered by the trial judge and upon the posting of a bond, U.S. Silica filed an immediate appeal to the appropriate appellate court in Texas. Based on advice of counsel, it is believed that there were meritorious grounds to file the appeal and that a reversal and remand of the case is probable.

          It is likely that there will continue to be silica-related product liability claims filed against U.S. Silica, including claims that allege silica exposure for periods after January 1, 1986. The Company cannot guarantee that the current indemnity agreement with ITT Industries (which currently expires in 2005 and in any event only covers alleged exposure to U.S. Silica products

Better Minerals & Aggregates Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

          for the period prior to September 12, 1985), or potential insurance coverage (which, in any event, only covers periods prior to January 1, 1986) will be adequate to cover any amount for which U.S. Silica may be found liable in such suits. Any such claims or inadequacies of the ITT Industries indemnity or insurance coverage could have a material adverse effect in future periods on the consolidated financial position, results of operations or cash flows of the Company, if such developments occur.

          U.S. Silica records amounts for product liability claims based on estimates of its portion of the cost to be incurred for all pending product liability claims and estimates based on the present value of an incurred but not reported liability for unknown claims for exposures that occurred before 1976, when it began warning its customers and its customers employees of the health effects of crystalline silica. Estimated amounts recorded are net of any expected recoveries from insurance policies or the ITT Industries indemnity. The amounts recorded for product liability claims are estimates, which are reviewed periodically by U.S. Silica and its legal counsel and adjusted to reflect additional information when available. The process of estimating and recording amounts for product liability claims is imprecise and based on a variety of assumptions some of which, while reasonable at the time, may prove to be inaccurate. As of December 31, 2001 and December 31, 2000, the Company had recorded as an other noncurrent liability $4.6 million and $3.2 million, respectively, for product liability claims.

          In addition, the Company and its subsidiaries are involved in other legal proceedings, claims and litigation arising in the ordinary course of business. Management believes, through discussions with counsel, that its liability arising from or the resolution of these other legal proceedings, claims and litigation, in the aggregate will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

     10.  Income Taxes

          The provision (benefit) for income taxes consisted of the following for each of the three years in the period ended December 31, 2001:

          (In thousands)                          2001       2000        1999

          Current:
             Federal                          $    (139)  $      26   $       -
             State                                1,324         358         378
             Foreign                                  -         (52)        180
                                              ---------   ---------   ---------
                                                  1,185         332         558
          Deferred:
             Federal                             (7,692)     (9,981)     (4,307)
             State                                1,792      (1,416)       (642)
             Foreign                                  -         (26)        (75)
                                              ---------   ---------   ---------
                                                 (9,484)    (11,423)     (5,024)
                                              ---------   ---------   ---------

          Tax effect of extraordinary items           -           -       1,752
                                              ---------   ---------   ---------

             Benefit for income taxes         $  (8,299)  $ (11,091)  $  (2,714)
                                              =========   =========   =========

Better Minerals & Aggregates Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax effects, based on enacted tax laws, of temporary differences between the values of assets and liabilities recorded for financial reporting and for tax purposes and of net operating loss and other carryforwards. The tax effects of the types of temporary differences and carryforwards that gave rise to deferred tax assets and liabilities at December 31, 2001 and 2000 consisted of the following:

     (In thousands)                                                2001            2000
     Gross deferred tax liabilities

     Land and mineral property basis difference                $  (111,777)    $  (114,891)
     Fixed assets and depreciation                                 (26,868)        (29,274)
     Restricted stock vesting                                         (573)           (562)
     Debt fee amortization                                            (107)            (90)
     Other                                                          (4,849)         (5,176)
                                                               -----------     -----------
            Total deferred tax liabilities                        (144,174)       (149,993)
                                                               -----------     -----------

     Gross deferred tax assets

     Royalty                                                           940           2,025
     Post retirement benefit costs                                   7,374           7,789
     Reserves for self-insurance                                     2,905           2,415
     Plant closure liability                                         3,107           3,010
     State deferred tax                                              8,444           8,994
     Covenants not to compete                                        6,698           7,155
     Alternative minimum tax credit carryforward                     4,995           5,295
     Reserves for vacation                                             929           1,040
     Pensions                                                        1,840           1,587
     Inventories                                                     1,013             840
     Net operating loss carryforward                                14,539           9,308
     Bad debts                                                         742             512
     Reclamation                                                     1,025           1,028
     Other                                                           1,179           1,128
                                                               -----------     -----------
            Total deferred tax assets                               55,730          52,126
                                                               -----------     -----------

            Net deferred tax liabilities                           (88,444)        (97,867)

       Less net current deferred tax assets                         (4,276)        (12,809)
                                                               -----------     -----------

     Net long-term deferred tax liabilities                    $   (92,720)    $  (110,676)
                                                               -----------     -----------

     At December 31, 2001 and 2000, the Company had federal net operating loss carryforwards ("NOL") of $37.0 million and $24.0 million, respectively, which begin to expire in 2011.

     The Company believes that it is more likely than not that the NOL carryforwards will be utilized prior to their expiration. The NOL carryforward and existing deductible temporary differences are offset by existing taxable temporary differences reversing within the carryforward period.

     In addition, the Company has an alternative minimum tax credit carryforward at December 31, 2001 and 2000 of approximately $5 million and $5.3 million, respectively. The credit carryforward may be carried forward indefinitely to offset any excess of regular tax liability over

Better Minerals & Aggregates Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         alternative minimum tax liability subject to certain limitations. This alternative minimum tax credit carryforward has been reflected as a reduction of net noncurrent deferred income tax liabilities for financial reporting purposes.

         The effective income tax rate on pretax earnings before extraordinary items differed from the U.S. federal statutory rate for each of the three years in the period ended December 31, 2001 for the following reasons:

                                                                                 2001            2000           1999
         Provision (benefit) computed at U.S. federal statutory rate            (35.0%)         (35.0%)         35.0%
         Increase (decrease) resulting from:
              Percentage depletion                                              (29.6)          (19.4)        (253.7)
              Accretion of preferred stock warrants                                 -               -            1.9
              Prior year tax return reconciliation                                 .5            (3.1)         (61.2)
              State income taxes, net of federal benefit                         (2.1)           (3.0)           5.4
              Sale of Canadian operation                                            -             5.5              -
              Other, net                                                         (1.0)            1.3            9.6
                                                                               --------        --------      ---------

                  Provision for incocme taxes                                   (67.2%)         (53.7%)       (263.0%)
                                                                               ========        ========      =========

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

Better Minerals & Aggregates Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Net pension and postretirement cost consisted of the following for each of the three years in the period ended December 31, 2001:

                                                 Pension Benefits            Postretirement Benefits
                                       --------------------------------   -------------------------------
     (In thousands)                      2001        2000         1999      2001       2000         1999
                                       --------    ---------    -------   -------    -------      -------
     Service cost - benefits earned
        during the period              $    983    $     974    $ 1,040   $   116    $   140      $   144
     Interest cost                        4,252        4,306      3,886       859        844          946
     Expected return on plan assets      (4,811)      (4,739)    (3,739)      (17)       (18)         (19)
     Net amortization and deferral           96           71        235      (627)      (764)        (449)
                                       --------    ---------    -------   -------    -------      -------
        Net pension and
          postretirement cost          $    520    $     612    $ 1,422   $   331    $   202      $   622
                                       ========    =========    =======   =======    =======      =======

     The changes in benefit obligations and plan assets, as well as the funded status of the Company's pension and postretirement plans at December 31, 2001 and 2000 were as follows:

                                                     Pension Benefits        Postretirement Benefits
                                                 -----------------------     ------------------------
     (In thousands)                                2001          2000          2001           2000
                                                 ---------     ---------     ---------     ----------
     Benefit obligation at January 1             $  59,593     $ 55,640      $  11,593     $  13,173
        Service cost                                   983          974            116           140
        Interest cost                                4,252        4,306            859           844
        Actuarial (gain)/loss                         (428)       2,411          1,940        (1,683)
        Benefits paid                               (3,954)      (3,978)        (1,633)       (1,117)
        Other                                          476          240            285           236
                                                 ---------     ---------     ---------     ----------
     Benefit obligation at December 31              60,922       59,593         13,160        11,593
                                                 ---------     ---------     ---------     ----------

     Fair value of plan assets at January 1         63,296       66,711            187           198
        Actual return on plan assets                  (518)         373            (20)          (11)
        Employer contributions                           -          190          1,347           881
        Benefits paid                               (3,954)      (3,978)        (1,633)       (1,117)
        Other                                            -            -            285           236
                                                 ---------     ---------     ---------     ----------
     Fair value of plan assets at December 31       58,824       63,296            166           187
                                                 ---------     ---------     ---------     ----------

     Plan assets in excess (less than)
        benefit obligations at December 31          (2,099)       3,703        (12,994)      (11,406)
          Unrecognized net loss (gain)              (2,807)      (7,709)        (5,068)       (7,674)
          Unrecognized prior service cost            1,312          932              -             -
                                                 ---------     ---------     ---------     ----------

                Net accrued benefit cost
                   recognized as other
                   noncurrent liabilities        $  (3,594)    $ (3,074)     $ (18,062)    $ (19,080)
                                                 ---------     ---------     ---------     ----------

     The adjustment to recognize the minimum pension liability on the Company's consolidated balance sheet of $213,000 at December 31, 2001 provides financial statement recognition to the unfunded status of certain supplemental pension plans. The pension liability adjustment has been recorded as a long-term liability offset by an intangible pension asset of $193,000 and a reduction to stockholder's equity and deferred taxes of $14,000 and $6,000, respectively, at December 31, 2001.

Better Minerals & Aggregates Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         The following weighted-average assumptions were used to determine the Company's obligations under the plans:

                                                                 Pension Benefits          Postretirement Benefits
                                                               ---------------------       -----------------------
                                                                2001           2000          2001           2000
                                                               ------         ------        ------         ------
         Discount rate                                          7.25%          7.50%         7.25%          7.50%
         Long-term rate of compensation increase                3.50%          3.50%            -              -
         Long-term rate of return on plan assets                9.00%          9.00%         9.00%          9.00%
         Health care cost trend rate                               -              -          9.00%          5.00%

         The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.00% in 2001, declining by 1% per year to an ultimate rate of 5.00%. For the 2000 obligation, the rate used was 5.00% in 2000 and for all periods thereafter.

         A one-percentage-point increase in the assumed health care cost trend rates for each year would increase the accumulated postretirement benefit obligation at December 31, 2001 and net postretirement health care cost (service cost and interest cost) for the year then ended by approximately $1.4 million and $130,000, respectively. A one-percentage-point decrease in the assumed health care cost trend rates for each year would decrease the accumulated postretirement benefit obligation at December 31, 2001 and net postretirement health care cost (service cost and interest cost) for the year then ended by approximately $1.2 million and $109,000, respectively.

         Certain hourly employees are covered under a multi-employer defined benefit pension plan. The pension cost recognized for these plans for each of the three years in the period ended December 31, 2001 totaled approximately $735,000, $606,000, and $271,000, respectively.

         The Company also sponsors a defined contribution plan covering certain employees. The Company contributes to the plan in two ways. For certain employees not covered by the defined benefit plan, the Company makes a contribution equal to 4% of their salary. The Company also contributes an employee match which can range from 25 to 100 cents, based on financial performance, for each dollar contributed by an employee, up to 8% of their earnings. Contributions for each of the three years in the period ended December 31, 2001 totaled approximately $744,000, $680,000 and $746,000, respectively. The Company also sponsors a defined contribution thrift plan for hourly employees to which employees may contribute up to 15% of their earnings. There is no contributing match for the thrift plan.

     12. Related Party Transactions

         Pursuant to an agreement between the Company and principals of D. George Harris & Associates, LLC ("DGH&A"), who are also stockholders of the Company's ultimate parent, DGH&A provides certain management advisory services to the Company. The Company paid approximately $795,000, $923,000 and $877,000 to DGH&A for each of the three years in the period ended December 31, 2001, respectively, associated with these management services. The agreement also provides that the Company will pay DGH&A an acquisition fee in the event of a business acquisition by the Company. The Company paid approximately $325,000 for services in connection with the acquisition of the Morie Assets during 1999. The management advisory services and acquisition fees have been charged to selling, general and administrative expense during each of the respective periods noted above.

Better Minerals & Aggregate Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

          Prior to the acquisition of Commercial Stone, certain operations of DGH&A were conducted as a subsidiary of the Company. Subsequent to the acquisition, the DGH&A operations have been handled separately from the Company. The Company does not have an ownership interest in DGH&A. Consequently, the DGH&A acquisition fee of approximately $1.4 million associated with the acquisition of Commercial Stone was capitalized and allocated to mineral reserves as part of the purchase price.

          The agreement also provides that, at DGH&A's request, U.S. Silica provide DGH&A with an interest-free loan not to exceed $3.0 million in total or $500,000 in any given year. At December 31, 2001, a loan receivable from DGH&A of $1.4 million is currently outstanding. The loan is guaranteed by certain principals of DGH&A. Additionally, at December 31, 2001, there is a receivable of $68,000 from DGH&A, principally related to reimbursement of general and administrative costs.

          On occasion, the Company and its ultimate parent make non-interest bearing cash advances to each other. At December 31, 2001 and 2000, the Company had a payable to its parent of approximately $2.4 million.

     13.  Incentive Stock Compensation

          On April 10, 2000, the Company entered into an employment agreement with an executive to manage its aggregates business segment. In the second quarter of 2000, a one-time charge of approximately $2.3 million was recorded representing the cost to replace certain benefits forfeited by the executive officer in order to join the Company, of which $998,000 is the cost of non-cash stock grants in the Company's ultimate parent company, Holdings, and is recorded in selling, general and administrative expense.

     14.  Segment Information

          The Company operates in the industrial minerals and aggregates business segments, principally in the United States, and conducts limited operations in Canada. Industrial minerals includes the mining, processing and marketing of industrial minerals, principally industrial silica, to a wide variety of end use markets, including foundry, glass, chemicals, fillers and extenders (primarily used in paints and coatings), building materials, ceramics, and oil and gas. Aggregates includes the mining, processing and marketing of high quality crushed stone, construction sand and gravel. The Company's customers use its aggregates for road construction and maintenance, other infrastructure projects and residential and commercial construction and to produce hot mixed asphalt and concrete products. The Company also uses its aggregates to produce hot mixed asphalt at production facilities the Company owns or operates. The industrial minerals and aggregates business segments constitute the reportable segments of the Company.

          The Company's management reviews operating segment income to evaluate segment performance and allocate resources. Certain corporate expenses (income) including unusual items, business development costs and fees paid to DGH&A, interest expense, the accretion of preferred stock warrants, other income (net of interest income) and the provision (benefit) for income taxes are not included in segment operating income since they are excluded from the measure of segment profitability reviewed by the Company's management. The Company's assets are managed based on segment and accordingly, asset information is reported for the aggregates and industrial minerals segments. Corporate assets consist primarily of cash and cash equivalents, debt issuance costs and equipment. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies.

Better Minerals & Aggregates Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     On January 1, 2001, as part of a change in management reporting responsibilities, all of the New Jersey operating assets of the Company's industrial minerals business unit were transferred to the Company's aggregates business unit. Net sales from the transferred assets are made both directly to customers and to the Company's industrial minerals subsidiary. Intersegment sales are recorded at amounts which approximate sales to third party distributors. Prior year segment reporting has been restated to include the New Jersey operations as a part of the Company's aggregates business unit.

     Reportable segment information for each of the three years in the period ended December 31, 2001 was as follows:

     (In thousands)                                                     2001         2000         1999
     Sales:
       Aggregates                                                    $ 138,091   $   124,957  $   69,249
       Industrial Minerals                                             187,670       192,590     191,575
       Eliminations                                                    (17,814)      (18,212)    (16,022)
                                                                     ---------   -----------  ----------
           Total sales                                               $ 307,947   $   299,335  $  244,802
                                                                     =========   ===========  ==========

     Operating segment income (loss):
       Aggregates                                                    $   5,617   $     1,971  $    5,810
       Industrial Minerals                                              17,667        16,221      13,802
                                                                     ---------   -----------  ----------
           Total operating segment income (loss)                        23,284        18,192      19,612

       General corporate expense                                        (1,105)       (4,047)     (1,105)
                                                                     ---------   -----------  ----------
           Total operating income (loss)                             $  22,179   $    14,145  $   18,507
                                                                     =========   ===========  ==========

     Depreciation, depletion and amortization expense:
       Aggregates                                                    $  18,171   $    16,233  $    9,184
       Industrial Minerals                                              14,381        19,600      19,296
       Corporate                                                           118            62           1
                                                                     ---------   -----------  ----------
           Total depreciation, depletion and
            amortization expense                                     $  32,670   $    35,895  $   28,481
                                                                     =========   ===========  ==========

     Capital expenditures:
       Aggregates                                                    $   8,706        10,790  $    3,635
       Industrial Minerals                                               5,032         9,345      10,767
       Corporate                                                             -           184         170
                                                                     ---------   -----------  ----------
           Total capital expenditures                                $  13,738   $    20,319  $   14,572
                                                                     =========   ===========  ==========

     Reportable segment information at December 31, 2001, 2000 and 1999 was as follows:

     (In thousands)                                                     2001         2000         1999
     Assets:
       Aggregates                                                    $  352,424  $  351,969   $  337,289
       Industrial Minerals                                              173,396     203,676      187,571
       Corporate                                                         21,823      20,533       29,169
       Elimination of intersegment receivables                          (31,999)    (37,892)      (2,426)
                                                                     ----------  ----------   ----------
           Totals assets                                             $  515,644  $  538,286   $  551,603
                                                                     ==========  ==========   ==========

Better Minerals & Aggregate Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

                                                                       Year
                                                                       ----
                                                                       Assumed
                                                                       -------
                                           Present Position at         Present        Other Positions and Other Business Experience
                                           -------------------         -------        ---------------------------------------------
Name                                Age    March 1, 2001               Position(s)    Within the Last Five Years
----                                ---    -------------               -----------    --------------------------
D. George Harris .................  68     Chairman and                1996           Chairman and director, D. George Harris &
                                           Director

                                                                                      Associates, LLC (1987-present); officer or
                                                                                      director of various companies, including
                                                                                      Harris Chemical Group, Inc. (1993-1998),
                                                                                      Harris Specialty Chemicals, Inc. (1994-1999)
                                                                                      and Penrice Pty Ltd. (1996-1998); Chairman,
                                                                                      Shareholders Committee, Vestolit Holdings GmbH
                                                                                      & Co., KG (1999-present); director, McWhorter
                                                                                      Technologies, Inc. (1994-2000)

Anthony J. Petrocelli ............  64     Vice Chairman and           1996           Vice Chairman, D. George Harris & Associates,
                                           Director

                                                                                      LLC (1987-present); officer or director of
                                                                                      various companies, including Harris Chemical
                                                                                      Group, Inc. (1993-1998), Harris Specialty
                                                                                      Chemicals, Inc. (1994-1999) and Penrice Pty
                                                                                      Ltd. (1996-1998); Vice Chairman, Shareholders
                                                                                      Committee, Vestolit Holdings GmbH & Co., KG
                                                                                      (1999-present)

Richard E. Goodell ...............  57     Vice Chairman;              2001; 1996     Chief Executive Officer (1999-2000); President
                                           Director                                   (1996-2000); President, Pennsylvania Glass
                                                                                      Sand Corporation (renamed U.S. Silica
                                                                                      Company) (our subsidiary) (1985-1998)

Roy D. Reeves ....................  56     President and Chief         2001           President, Stone Materials  Company, LLC (our
                                           Executive Officer;                         subsidiary) (2000); President and Chief
                                           Director                                   Operating Officer, Hanson Aggregates East
                                                                                      (1997-2000); President and Chief Operating
                                                                                      Officer, Sloan Construction Company
                                                                                      (1993-1997)

Gary E. Bockrath .................  49     Vice President and          1996           Senior Vice President of Finance, U.S. Silica
                                           Chief Financial                            (1993-present); director, U.S. Silica
                                           Officer                                    (1994-present)

Craig S. Cinalli .................  43     President and Chief         1989
                                           Operating Officer,
                                           Better Materials
                                           Corporation (our
                                           subsidiary)

Walter C. Pellish ................  61     Vice President--              2000          Vice President--Administration, U.S.
                                           Administration                              Silica (1981-present)

Richard J. Donahue ...............  58     Vice President,               1996          Managing Director, D. George Harris &
                                           Assistant Treasurer,                        Associates, LLC (1987-present); officer of
                                           Assistant Secretary                         various companies, including Harris Chemical
                                           and Director                                Group, Inc. (1993-1998) and Harris Specialty
                                                                                       Chemicals, Inc. (1994-1999)

Richard J. Nick. .................  58     Vice President,               1996          Managing Director, D. George Harris &
                                           Treasurer and                               Associates, LLC (1989-present); officer of
                                           Assistant Secretary                         various companies, including Harris Chemical
                                                                                       Group, Inc. (1993-1998) and Harris Specialty
                                                                                       Chemicals, Inc. (1994-1999)

Richard J. Shearer ...............  51     President, U.S.               1999          Executive Vice President, U.S. Silica
                                           Silica Company                              (1997-1999); Vice President, General Manager,
                                           (our subsidiary)                            North American Chemical Company (1996-1997)

John A. Ulizio ...................  46     Vice President,               1996          Associate General Counsel, U.S. Silica
                                           General Counsel                             (1991-1995); manager of environmental, health
                                           and Assistant                               and safety matters (1994-present)
                                           Secretary

Arnold L. Chavkin. ...............  50     Director                      1996          Executive Partner, J.P. Morgan Partners, LLC
                                                                                       (formerly Chase Capital Partners)
                                                                                       (1992-present); director, American Tower
                                                                                       Corporation, Carrizo Oil & Gas, Inc., Crown
                                                                                       Media Holdings, Inc., Encore Acquisition
                                                                                       Partners, Triton PCS, Inc.

Ruth Dreessen. ...................  46     Director                      1996          Retired. Formerly Managing Director, J.P.
                                                                                       Morgan Securities Inc., formerly Chase
                                                                                       Securities Inc. (1997-2001); Director,
                                                                                       Georgia Gulf Corporation.

Timothy J. Walsh .................  38     Director                      1998          Partner, J.P. Morgan Partners, LLC (formerly
                                                                                       Chase Capital Partners) (1999-present);
                                                                                       associate, J.P. Morgan Partners, LLC
                                                                                       (1993-1999); director, MetoKote Corporation,
                                                                                       Inc., Pliant Corporation, Klockner Pentaplest
                                                                                       S.A., NexPak Corporation

Item 11.   Executive Compensation

Executive Compensation

     The following table sets forth information regarding annual compensation for services rendered to us during the fiscal years ended December 31, 2001, 2000 and 1999 by our (i) chief executive officer and (ii) four most highly compensated executive officers (collectively, the "Named Executive Officers").

                           Summary Compensation Table

                                                                                                     Long-term
                                                                                                   Compensation
                                                                 Annual Compensation                  Awards
                                                                 -------------------                  ------
                                                                                  Other Annual                        All Other
                                                                                  Compensation   Restricted Stock   Compensation
Name and Principal Position                 Year      Salary ($)    Bonus ($)         ($)        Award(s)/(4)/ ($)   /(5)/(6)/ ($)
---------------------------                 ----      ----------    ---------         ---        -----------------   -------------
Roy D. Reeves                               2001        425,000      125,000             --                 --         32,384/(9)/
   Chief Executive Officer/(1)/             2000        300,000      200,000      2,103,368/(3)/       102,250        112,168/(7)/
                                            1999             --           --             --                 --             --

Richard E. Goodell                          2001        212,500           --             --                 --          4,840
   Vice Chairman/(2)/                       2000        404,367           --             --             57,260          4,690
                                            1999        238,125      196,685             --             61,350          8,569

Richard J. Shearer                          2001        249,062       20,000             --                 --         16,368
   President                                2000        240,400           --             --                 --         15,114
   (U.S. Silica Company)                    1999        219,675      123,018             --             69,530         19,244

Gary E. Bockrath                            2001        184,585       20,000             --                 --         12,496
   Vice President and Chief                 2000        176,400           --             --                 --         11,034
   Financial Officer                        1999        168,000      109,672             --             24,540         14,100

Craig S. Cinalli                            2001        195,000       20,000
   President                                2000        175,000           --             --                 --         13,228/(8)/
   (Better Materials Corporation)           1999        175,000      138,600             --             24,540         10,536

__________________
(1) Mr. Reeves served as our President and Chief Operating Officer until December 31, 2000. Effective January 1, 2001, Mr. Reeves became our Chief Executive Officer.

(2) Mr. Goodell served as our Chief Executive Officer until December 31, 2000. Effective January 1, 2001, Mr. Goodell became our Vice Chairman.

(3) Includes reimbursement by us to Mr. Reeves for his purchase of 25,000 shares of Class A common stock at $39.90 per share, the purchase by Mr. Reeves for $0.01 per share of 25,000 shares of Class C common stock valued at $4.10 per share, and the gross-up for the tax liability attributable to these purchases and to his signing bonus of $100,000, described in footnote 7 below.

(4) As of December 31, 2000, the Named Executive Officers held the following amounts of restricted stock: Mr. Goodell, 29,000 shares; Mr. Reeves, 25,000 shares; Mr. Shearer, 17,000 shares; Mr. Bockrath, 6,000 shares; and Mr. Cinalli, 6,000 shares. The value of the restricted stock as of December 31, 2001 is equal to the value as of the date of grant reflected in the above table.

(5) Includes life insurance premiums paid by us in 2001 on behalf of the Named Executive Officers as follows: Mr. Goodell, $1,440; Mr. Reeves, $9,690; Mr. Shearer, $1,440; Mr. Bockrath, $1,440; and Mr. Cinalli, $1,440.

(6) Includes matching contributions by us to the U.S. Silica Company Retirement Savings and Investment Plan for Salaried Employees in 2001 on behalf of the Named Executive Officers as follows: Mr. Goodell, $3,400; Mr. Reeves, $3,400; Mr. Shearer, $4,976; Mr. Bockrath, $3,686; and Mr. Cinalli, $2,625.
     Also includes other contributions by us to this plan in 2001 on behalf of certain Named Executive Officers as follows: Mr. Shearer, $9,952 and Mr. Bockrath, $7,372.

(7) Includes a one-time signing bonus of $100,000 received by Mr. Reeves upon entering into his employment agreement with us.

(8) Includes income imputed to Mr. Cinalli from the personal use of a company-owned vehicle and residence in the amount of $10,126.

(9)  Includes $19,294 in commuting expenses reimbursed to Mr. Reeves.

           U.S. Silica Company Retirement Plan for Salaried Employees

                                            Years of Service
                                            ----------------
Remuneration          15            20             25             30             35
------------          --            --             --             --             --
 $  125,000       $ 31,898      $ 42,530       $ 53,163       $ 63,795       $ 74,428
    150,000         38,835        51,780         64,725         77,670         90,615
    175,000         45,773        61,030         76,288         91,545        106,803
    200,000         52,710        70,280         87,850        105,420        122,990
    225,000         59,648        79,530         99,413        119,295        139,178
    250,000         66,585        88,780        110,975        133,170        155,365
    300,000         80,460       107,280        134,100        160,920        187,740
    400,000        108,210       144,280        180,350        216,420        252,490

     At December 31, 2001, credited years of service under the U.S. Silica Company Retirement Plan for Salaried Employees (the "Retirement Plan") for the only Named Executive Officer who participates, Mr. Goodell, were 20 years. The compensation covered by the Retirement Plan includes the amount listed in the salary column of the Summary Compensation Table only. The estimated annual retirement benefit indicated in the Retirement Plan table includes enhanced pension provisions under the U.S. Silica Company Pension Restoration Plan, which is an unfunded plan providing benefits to participants in the Retirement Plan that are not payable under the Retirement Plan because of the limitations stipulated by the Internal Revenue Code. Estimated benefits set forth in the Retirement Plan table were calculated on the basis of a single life annuity. Annual benefits payable under the Retirement Plan are not offset by any amount.

                    Better Materials Corporation Pension Plan

                                            Years of Service
                                            ----------------
Remuneration         15            20             25             30             35
------------         --            --             --             --             --

 $  125,000       $ 20,747      $ 27,662       $ 34,578       $ 41,494       $ 48,409
    150,000         25,622        34,162         42,703         51,244         59,784
    175,000         29,522        39,362         49,203         59,044         68,884
  and above

     At December 31, 2001, credited years of service under the Better Materials Corporation Pension Plan (the "BMC Plan") for the only Named Executive Officer who participates, Mr. Cinalli, were 21 years. The compensation covered under the BMC Plan includes total cash remuneration paid to the Named Executive Officer up to the statutory limits stipulated by the Internal Revenue Service. Estimated benefits set forth in the BMC Plan table were calculated on the basis of a single life annuity and are not offset by any amount.

                     Supplemental Executive Retirement Plan

                                                                         Years of Service
                                                                         ----------------
Remuneration                              15                20                 25                30                35
------------                              --                --                 --                --                --
  $ 125,000                           $       0         $       0        $    8,437        $   17,507        $   26,577
    150,000                                   0             7,368            18,437            29,507            40,577
    175,000                               2,298            15,368            28,437            41,507            54,577
    200,000                               8,298            23,368            38,437            53,507            68,577
    225,000                              14,298            31,368            48,437            65,507            82,577
    250,000                              20,298            39,368            58,437            77,507            96,577
    300,000                              32,298            55,368            78,437           101,507           124,577
    400,000                              56,298            87,368           118,437           149,507           180,577
    450,000                              68,298           103,368           138,437           173,507           208,577
    500,000                              80,298           119,368           158,437           197,507           236,577

         At December 31, 2001, credited years of service under a Supplemental Executive Retirement Plan ("SERP") for Mr. Reeves were 17 years. The compensation covered under the SERP includes total cash remuneration paid to the Named Executive Officer. Estimated benefits set forth in the SERP table were calculated on the basis of a single life annuity and are offset by the benefit Mr. Reeves will receive under a retirement plan with his previous employer in the amount of $36,911.

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

         Employment and Change-in-Control Agreements with Mr. Reeves. In April 2000, we entered into an employment agreement with Mr. Reeves with an initial three- year term, automatically renewable annually, which provides for annual compensation of $400,000 (subject to salary reviews), a performance-based bonus, a signing bonus of $100,000, net of applicable taxes, and supplemental retirement benefits.

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

         Employment and Consulting Agreement with Mr. Goodell. Mr. Goodell is currently party to an employment and consulting agreement with USS Holdings, BMAC Holdings, Inc., U.S. Silica Company, BMAC Services Co., Inc. and us extending the term of his employment through July 7, 2004 at an annual base salary of $100,000, plus participation in employee benefit plans and rights to use of certain property of ours for hunting purposes.

         Under this agreement, in the event of a change in control, as defined in the agreement, Mr. Goodell is entitled to terminate his employment and receive severance in the amount of his salary through July 7, 2004. Alternatively, if Mr. Goodell remains employed following a change in control, he is entitled to receive at the time of the change in control a bonus equal to one year's salary and to receive a stay bonus equal to one year's salary payable and conditioned upon his continued employment until a period of six months after the change in control. If his employment is terminated following a change in control, he is deemed to have been employed through July 7, 2004 for purposes of determining eligibility for, and calculation of benefits under, the U.S. Silica benefit plans.

         For a period of five years following his termination of employment, Mr. Goodell will serve as a consultant to USS Holdings, BMAC Holdings, Inc., U.S. Silica Company, BMAC Services Co., Inc. and us for which he will be compensated at an annual salary of $50,000 for up to 20 days of consulting plus $2,500 per day for his services for a maximum additional period of 30 days.

         This agreement may be terminated for cause, as defined in the agreement, upon Mr. Goodell's death, or in the event of disability. This agreement contains non-compete and non-solicitation provisions.

Director Compensation

         Members of our Board of Directors who are our employees, or employees of our shareholders, are not compensated for their services as directors, but may be reimbursed for actual expenses incurred in attending meetings of the Board of Directors or committees thereof. Outside directors may be compensated for their services. Ruth Dreessen, an outside director, receives $35,000 annually as Director, and Chair of the Audit Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

         All of our outstanding capital stock is directly owned by BMAC Holdings, which in turn is wholly owned by USS Holdings. The following table sets forth, to the best of our knowledge, certain information regarding the ownership of the capital stock of USS Holdings as of March 1, 2002 with respect to the following: (i) each person known by us to own beneficially more than 5% of the outstanding shares of any class of capital stock of USS Holdings; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our directors and executive officers as a group.

         Except as otherwise indicated, each person listed in the following table has sole voting and investment power with respect to the shares listed opposite that person's name.

Beneficial Owners/(1)/                                       Shares of Common Stock               Percentage of Common Stock/(2)/*
----------------------                                       ----------------------               --------------------------------
                                                    Class A/(3)/  Class  B/(4)/   Class C/(5)/    Class A     Class B     Class C
                                                    ------------  -------------   ------------    -------     -------     -------
J.P. Morgan Chase & Co. /(9)(10)/ .............                0        340,069          8,800       **        79.9%         2.0%
Massachusetts Mutual Life Insurance
Company /(11)/ ................................                0        104,211          2,697       **        27.1%         **
D. George Harris /(12)/ .......................          124,653          8,186         42,291     22.7%        2.2%         9.8%
Anthony J. Petrocelli /(13)(15)/ ..............           73,222          5,184         41,850     13.3%        1.4%         9.7%
Richard E. Goodell ............................            6,640              0         29,000      1.2%         **          6.7%
Richard J. Donahue ............................           65,972          1,950         41,376     12.0%         **          9.6%
Richard J. Shearer ............................            5,203              0         17,000      1.0%         **          4.0%
Craig S. Cinalli ..............................            2,000              0          6,000       **          **          1.4%
Walter C. Pellish .............................            5,755              0          6,000      1.1%         **          1.4%
Richard J. Nick /(15)/ ........................           34,296          1,744         41,346      6.2%         **          9.6%
Donald G. Kilpatrick /(13)/ ...................           50,962              0         41,090      9.3%         **          9.5%
Roy D. Reeves .................................           27,500              0         30,000      5.0%         **          6.9%
John A. Ulizio ................................            5,755              0          6,000      1.1%         **          1.4%
Gary E. Bockrath ..............................            6,109              0          6,000      1.1%         **          1.4%
Arnold L. Chavkin /(10)(14)/ ..................                0              0              0       **          **          **
Ruth Dreessen .................................                0              0              0       **          **          **
Timothy J. Walsh /(10)(14)/ ...................                0              0              0       **          **          **
All directors and executive officers as a group
(14 persons) /(10)(12)(14)/ ...................          357,104         17,063        266,863     64.9%        4.5%        61.3%

Beneficial Owners/(1)/                                      Shares of Preferred Stock            Percentage of Preferred Stock/(2)/*
----------------------                                      -------------------------            -----------------------------------
                                                    Series A/(6)/  Series B/(7)/  Series D/(8)/   Series A    Series B    Series D
                                                    -------------  -------------  -------------   --------    --------    --------
J.P. Morgan Chase & Co. /(9)(10)/ .............           678,035      1,356,070          9,232     75.0%       66.9%       52.2%
Massachusetts Mutual Life Insurance
Company /(11)/ ................................           207,778        415,556          2,829     22.7%       20.2%       16.0%
D. George Harris /(12)/ .......................            15,268         58,016          1,260      1.7%        2.9%        7.1%
Anthony J. Petrocelli /(13)/ ..................             9,035         27,070            798      1.0%        1.4%        4.5%
Richard E. Goodell ............................                 0         20,000              0      **          1.0%        **
Richard J. Donahue ............................             1,104         16,291            300      **          **          1.7%
Richard J. Shearer ............................               596          1,775              0      **          **          **
Craig S. Cinalli ..............................                 0              0              0      **          **          **
Walter C. Pellish .............................                 0         10,000              0      **          **          **
Richard J. Nick ...............................             3,312         17,771            268      **          **          1.5%
Donald G. Kilpatrick /(13)/ ...................             1,534          9,422              0      **          **          **
Roy D. Reeves .................................                 0              0              0      **          **          **
John A. Ulizio ................................                 0         10,000              0      **          **          **
Gary E. Bockrath ..............................                 0         10,000              0      **          **          **
Arnold L. Chavkin /(10)(14)/ ..................                 0              0              0      **          **          **
Ruth Dreessen .................................                 0              0              0      **          **          **
Timothy J. Walsh /(10)(14)/ ...................                 0              0              0      **          **          **
All directors and executive officers as a group
(14 persons) /(10)(12)(14)/ ...................            29,315        170,923          2,626      3.3%        8.6%       14.9%

----------
                                       56

* All share percentages assume that each respective beneficial owner, and only that owner, has exercised its warrants to purchase shares of preferred stock or common stock, as the case may be, of USS Holdings, if any.
**   Less than 1%.
(1) The address of J.P. Morgan Chase & Co. ("J.P. Morgan Chase") and its affiliates referred to in note (9) below is 270 Park Avenue, New York, New York, New York 10017 and 1221 Avenue of the Americas, 39th Floor, New York, New York 10020, respectively. The address of Massachusetts Mutual Life Insurance Company and its affiliates is 1295 State Street, Springfield, Massachusetts 01111. The address of Mr. Kilpatrick is c/o Pillsbury Winthrop LLP, One Battery Park Plaza, New York, New York 10004. The address of each other person is c/o D. George Harris & Associates, Inc., 9 Sylvan Way, Suite 285, Parsippany, New Jersey 07059.
(2) Notwithstanding the enumerated percentage shares of beneficial ownership of common and preferred stock, a stockholders agreement dated as of February 9, 1996, as amended (the "stockholders agreement"), among all of the stockholders of USS Holdings (the "Stockholders") governs the Stockholders' exercise of their voting rights with respect to election of directors and certain other material events. The parties to the stockholders agreement have agreed to vote their shares of USS Holdings to elect the Board of Directors as set forth therein. See "--The Stockholders Agreement."
(3) Holders of Class A common stock are entitled to one vote with respect to all matters to be voted on by USS Holdings' Stockholders for each share of Class A common stock held, subject to the stockholders agreement.
(4) Holders of Class B common stock, except as otherwise required by law, have no voting rights. The Class B common stock will automatically be converted into shares of Class A common stock on a one-for-one basis at the time of a trigger event or an event of conversion. A "trigger event" is defined in the stockholders agreement as (i) a default under certain debt documents or a failure to achieve a designated level of EBITDA (as defined in the stockholders agreement), (ii) after February 9, 2000, the passage of 180 days after JPMP (23A SBIC) (as defined in note (9)) has exercised its right to demand a sale of USS Holdings and the failure of the principals of D. George Harris & Associates, LLC ("DGHA") to sell USS Holdings or purchase the shares of the Institutional Stockholders (as defined below) or (iii) both D. George Harris and Anthony J. Petrocelli no longer serving on the USS Holdings' Board of Directors due to death, disability or resignation. An "event of conversion" is defined in the stockholders agreement as (i) the consummation of an initial public offering resulting in net proceeds to USS Holdings and/or any selling stockholders of not less than $30 million or (ii) the conversion of more than 50% of the Series B preferred stock originally issued. Holders (other than Mass Mutual (as defined in note
     (11))) of at least 50% of the then outstanding common stock purchase warrants and shares issued or issuable under the stockholders agreement, and Mass Mutual, if it holds at least 50% of the then outstanding common stock purchase warrants and shares issued or issuable under the stockholders agreement upon the exercise of the warrants then outstanding and held by Mass Mutual, have the right to require USS Holdings to purchase their warrants to purchase Class B common stock and shares issued thereunder held by JPMP (23A SBIC), Mass Mutual and certain DGHA principals at any time after October 1, 2004 and prior to a sale, public offering of common stock or liquidation of USS Holdings. Upon the exercise of those put rights, if USS Holdings cannot obtain the consents from third parties necessary to purchase those shares after using reasonable efforts, USS Holdings will be released from its obligation to purchase the warrants. At any time after October 1, 2005, USS Holdings has the right to purchase all (but not less than all) of the warrants to purchase shares of Class B common stock held by JPMP (23A SBIC), Mass Mutual and certain DGHA principals.
(5) Holders of Class C common stock are entitled to one vote with respect to all matters to be voted on by USS Holdings' stockholders for each share of Class C common stock held, subject to the stockholders agreement. Those shares are subject to repurchase by USS Holdings in certain circumstances upon the occurrence of certain liquidity events, including the sale of all or substantially all of the assets of USS Holdings and its subsidiaries, a merger of USS Holdings or any subsidiary and a sale of USS Holdings and upon the occurrence of certain termination events, including death, disability, retirement or termination of employment. The total number of shares of Class C common stock issuable under the warrants will be reduced by the number of shares of Class C common stock which did not vest and/or which are repurchased in accordance with the terms of the restricted stock purchase agreements pursuant to which the shares of Class C common stock are issued. Holders (other than Mass Mutual (as defined in note (11))) of at least 50% of the then outstanding common stock purchase warrants and shares issued or issuable under the stockholders agreement, and Mass Mutual, if it holds at least 50% of the then outstanding common stock purchase warrants and shares issued or issuable under the stockholders agreement upon the exercise of the warrants then outstanding and held by Mass Mutual, have the right to require USS Holdings to purchase their warrants to purchase shares of common stock and shares issued thereunder held by JPMP (23A SBIC) (as defined in note (9)), Mass Mutual and certain DGHA principals at any time after October 1, 2004 and prior to a sale, public offering of common stock or liquidation of USS Holdings. Upon the exercise of those put rights, if USS Holdings cannot obtain the consents from third parties necessary to purchase those shares after using reasonable efforts, USS Holdings will be released from its obligation to purchase the warrants. At any time after October 1, 2005, USS Holdings has the right to purchase all (but not less than all) of the warrants to purchase shares of Class C common stock held by JPMP (23A SBIC), Mass Mutual and certain DGHA principals.

(6) Holders of Series A preferred stock, except as otherwise required by law, have no voting rights, except in the event that there is a proposal to amend the terms of the Series A preferred stock so as to affect it adversely or a proposal to authorize or issue (i) any equity or convertible debt securities or (ii) certain rights to purchase equity or convertible debt securities, in either case ranking equal or superior to the Series A preferred stock (with certain exceptions), which shall then require the consent of the holders of two-thirds of the outstanding shares of Series A preferred stock. Holders of more than 50% of the Series B preferred stock originally issued have the right to require USS Holdings to purchase all (but not less than all) of the shares of Series A preferred stock and warrants to purchase Series A preferred stock held by JPMP (SBIC) (as defined in note (9)) and Mass Mutual (as defined in note
      (11)) at any time after October 1, 2004 and prior to a sale, public offering of common stock or liquidation of USS Holdings. Upon the exercise of those put rights, if USS Holdings cannot obtain the consents from third parties necessary to purchase those shares and warrants after using reasonable efforts, USS Holdings will be released from its obligation to purchase the shares and warrants. At any time after October 1, 2005, USS Holdings has the right to purchase all (but not less than all) of the Series A preferred stock held by JPMP (SBIC) and Mass Mutual.
(7) Holders of Series B preferred stock shall not, prior to the occurrence of a "trigger event" (as defined in note (4) above), have any voting rights, except as otherwise required by law and except in the event of a proposal to authorize or issue additional shares of Series B preferred stock or change the preferences, rights or powers of the Series B preferred stock so as to affect it adversely, which shall then require the consent of the holders of a majority of the outstanding shares of Series B preferred stock. After a trigger event, the holders of Series B preferred stock shall vote, together with the holders of Class A common stock, as one class, with each share of Series B preferred stock entitling its holder to that number of votes equal to the number of shares of common stock issuable upon conversion thereof (currently one share of Class B common stock for each share of Series B preferred stock (subject to adjustment)) on the date of any such vote, subject to the Stockholders Agreement. Holders of more than 50% of the Series B preferred stock originally issued have the right to require USS Holdings to purchase all (but not less than all) of the shares of Series B preferred stock and warrants to purchase Series B preferred stock held by JPMP (SBIC) (as defined in note (9)) and Mass Mutual (as defined in note (11)) at any time after October 1, 2004 and prior to a sale, public offering of common stock or liquidation of USS Holdings. Upon the exercise of those put rights, if USS Holdings cannot obtain the consents from third parties necessary to purchase those shares and warrants after using reasonable efforts, USS Holdings will be released from its obligation to purchase the shares and warrants. At any time after October 1, 2005, USS Holdings has the right to purchase all (but not less than all) of the Series B preferred stock held by JPMP (SBIC) and Mass Mutual. The Series B preferred stock will automatically be converted into an equal number of shares of Class B common stock (before a trigger event) or Class A common stock (after a trigger event) upon an event of conversion (as defined in note (4) above). Moreover, any holder of the Series B preferred stock can at any time and from time to time convert all or a portion of his Series B preferred stock into an equal number of shares of Class B common stock (before a trigger event) or Class A common stock (after a trigger event).
(8) Holders of Series D preferred stock, except as otherwise required by law, have no voting rights, except in the event there is a proposal to amend the terms of the Series D preferred stock so as to affect it adversely or a proposal to authorize or issue (i) any equity or convertible debt securities or (ii) certain rights to purchase equity or convertible debt securities, in either case ranking equal or superior to the Series D preferred stock, which shall then require the consent of the holders of a majority of the outstanding shares of Series D preferred stock.
(9) Includes (i) 664,146 shares of Series A preferred stock, 1,328,292 shares of Series B preferred stock, 9,232 shares of Series D preferred stock, 280,076 shares of Class B common stock, 59,993 shares of Class B common stock issuable upon exercise of common stock warrants and 8,800 shares of Class C common stock issuable upon exercise of common stock purchase warrants, in each case held by J.P. Morgan Partners (23A SBIC), LLC
      ("JPMP (23A SBIC)"), the managing member of which is J.P. Morgan Partners (23A SBIC Manager), Inc. ("JPMP (23A SBIC Manager)"), the sole stockholder of which is JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank ("JPMC"), the sole stockholder of which is J.P. Morgan Chase and (ii) 13,889 shares of Series A preferred stock issuable upon exercise of preferred stock warrants and 27,778 shares of Series B preferred stock issuable upon exercise of preferred stock warrants, in each case held by J.P. Morgan Partners (SBIC), LLC ("JPMP (SBIC)"), the sole member of which is J.P. Morgan Partners (BHCA), L.P. ("JPMP
      (BHCA)"), the general partner of which is JPMP Master Fund Manager, L.P. ("JPMP MFM"), the general partner of which is JPMP Capital Corp. ("JPMP CC"), the sole stockholder of which is J.P. Morgan Chase. Each of JPMP (23A SBIC), JPMP (23A SBIC Manager), JPMC, JPMP (SBIC), JPMP (BHCA), JPMP MFM, JPMP CC and J.P. Morgan Chase may be deemed the beneficial owner of the foregoing shares. Messrs. Chavkin and Walsh are executive officers of JPMP (23A SBIC Manager), JPMP (SBIC), JPMP CC and J.P. Morgan Partners, LLC ("JPMP LLC"), which serves as investment advisor to JPMP (23A SBIC), JPMP (SBIC) and JPMP (BHCA). JPMP (23A SBIC) and JPMP (SBIC) are licensed small business investment companies (an "SBIC") and as such are subject to certain restrictions imposed upon SBICs by the regulations established and enforced by the United States Small Business Administration. Among these restrictions are certain limitations on the extent to which an SBIC may exercise control over companies in which it invests.
(10) Messrs. Chavkin and Walsh may be deemed the beneficial owners of the shares of common stock and preferred stock and warrants to purchase preferred and common stock referred to in note (9) above given their positions as executive officers of JPMP (23A SBIC Manager), JPMP (SBIC), JPMP CC and JPMP LLC.

(11) Includes (i) 180,000 shares of Series A preferred stock and warrants to purchase 27,778 shares of Series A preferred stock, (ii) 360,000 shares of Series B preferred stock and warrants to purchase 55,556 shares of Series B preferred stock (iii) 2,829 shares of Series D preferred stock,
       (iv) 85,827 shares of Class B common stock, (v) warrants to purchase 18,384 shares of Class B common stock issuable upon exercise of common stock purchase warrants and (vi) 2,697 shares of Class C common stock issuable upon exercise of common stock purchase warrants owned by Massachusetts Mutual Life Insurance Company, Mass Mutual Participation Investors, Mass Mutual Corporate Investors and Gerlach & Co. (collectively, "Mass Mutual").
(12) Does not include 19,691 shares of Class A common stock, 938 shares of Series A preferred stock, 31,575 shares of Series B preferred stock, 219 shares of Series D preferred stock, 1,420 shares of Class B common stock issuable upon exercise of common stock purchase warrants and 208 shares of Class C common stock issuable upon exercise of common stock purchase warrants held in two trusts over which Mr. Harris, as co-trustee, shares voting control and investment control.
(13) Does not include 22,075 shares of Class A common stock, 18,537 shares of Series B preferred stock, 78 shares of Series D preferred stock, 84 shares of Class B common stock issuable upon exercise of common stock purchase warrants and 12 shares of Class C common stock issuable upon exercise of common stock purchase warrants held in twelve trusts over which Messrs. Petrocelli and Kilpatrick, as co-trustees, share voting control and investment control.
(14) Does not include the shares of common stock and preferred stock and warrants to purchase preferred and common stock referred to in note (9) above.
(15) Does not include 750 shares of Class A Common held in two trusts over which Messrs. Nick and Petrocelli as co-trustees share voting control and investment control.

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

Item 13.    Certain Relationships and Related Transactions

Loans to Management

         In 2000, our indirect parent, USS Holdings, made loans to certain of its management stockholders to finance their purchase of shares of USS Holdings' Class A common stock and Series D preferred stock. The loans are evidenced by promissory notes that accrue interest at 9% per annum payable quarterly, and are collateralized by the stock. During 2001, the largest aggregate amount of indebtedness under these loans for Richard E. Goodell, our Vice Chairman, was $100,000, and for Richard J. Shearer, the President of U.S. Silica, was $83,000. As of March 1, 2002, Mr. Shearer's outstanding loan was $83,000, and Mr. Goodell's loan was fully satisfied.

Relationship with J.P. Morgan Chase & Co.

         JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank ("JPMC"), an affiliate of J.P. Morgan Securities Inc., formerly known as Chase Securities Inc. ("JPMSI"), is a lender under our senior secured credit agreement. From time to time, JPMSI acts as a principal or agent in connection with offers and sales of our senior subordinated notes in market-making transactions. Both JPMSI and JPMC are affiliates of JPMP LLC, which serves as investment advisor to JPMP (23A SBIC) and JPMP (SBIC). Certain affiliates of J.P. Morgan Chase own a majority of the outstanding preferred stock of USS Holdings and thus have the right under the stockholders agreement to appoint three directors of USS Holdings. Arnold L. Chavkin, one of our directors, is also an executive partner at JPMP LLC. Timothy J. Walsh, one of our directors, is also a partner at JPMP LLC. Messrs. Chavkin and Walsh are also executive officers of the managing member of JPMP (23A SBIC) and executive officers of JPMP (SBIC).

Management Services Agreement

         Pursuant to an agreement among USS Holdings, BMAC Holdings, D. George Harris & Associates, LLC ("DGHA") and us, DGHA (the principals of which are stockholders of USS Holdings) provides management advisory services to us from time to time. In consideration of these management services, effective January 1, 2002, we have agreed to pay an annual management fee of $500,000 to DGHA. The agreement provides that in the event of a business acquisition by us, we will pay DGHA an acquisition fee equal to 1% of the total purchase price of the acquisition, including all third party indebtedness assumed by us in connection with the acquisition.

         The agreement also provided that, at DGHA's request, we are obligated to provide DGHA with one or more interest-free loans not exceeding an aggregate of $1.0 million in any calendar year (effective January 1, 2002, however, this limit was reduced to $500,000 in any calendar year) and not to exceed $3.0 million in total. As of December 31, 2001, a loan of $1.4 million was currently outstanding. This loan is guaranteed by D. George Harris, Anthony J. Petrocelli, Richard J. Donahue, Donald G. Kilpatrick and Richard J. Nick. Finally, pursuant to the agreement, the other companies party to the agreement will reimburse DGHA for all transaction expenses incurred in relation to completed acquisitions; those companies will also reimburse DGHA for other expenses incurred relating to company business up to $100,000 in any calendar year. The agreement initially terminated on December 31, 2000, but, pursuant to its terms, was automatically extended and will continue in full force and effect unless terminated (i) by USS Holdings or DGHA upon nine months' prior written notice, (ii) upon certain events of sale, merger, change of stock ownership or appointment of additional directors or (iii) at the option of USS Holdings if neither Messrs. Harris or Petrocelli is actively involved in the management of DGHA.

         We paid approximately $795,000 in management fees to DGHA for the year ended December 31, 2001 under this agreement.

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

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statements Filed as Part of This Annual Report on Form 10-K

                                   Index to Consolidated Financial Statements
Report of Independent Accountants ......................................................................................     25
Consolidated Balance Sheets at December 31, 2001 and 2000 ..............................................................     26
Consolidated Statement of Operations for the years ended December 31, 2001, 2000 and 1999. .............................     27
Consolidated Statement of Stockholder's Equity for the years ended December 31, 2001, 2000, 1999 and 1998 ..............     28
Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000 and 1999. .............................     29
Notes to Consolidated Financial Statements. ............................................................................     30

(2) Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts and Reserves

                      Better Minerals & Aggregates Company

              For the Years Ended December 31, 2001, 2000, and 1999
                            (in thousands of dollars)

                                                                       Additions
                                                                       ---------
                                                  Balance at    Charged to    Resulting             Accounts           Balance at
                                                 Beginning of   Costs and        from               --------             End of
Description                                         Period       Expenses    Acquisitions  Written Off    Recovered      Period
-----------                                         ------       --------    ------------  -----------    ---------      ------
Allowance for
Doubtful Accounts
2001                                                $1,327         $780          $ --         $(284)         $ 1         $1,824
2000                                                $1,278         $638          $ --         $(624)         $35         $1,327
1999                                                $1,060         $222          $100         $(145)         $41         $1,278

                               __________________

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2002.

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

Dated:  March 29, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                                        TITLE                                                             DATE
---------                                        -----                                                             ----
/s/ Roy D. Reeves                                President and Chief Executive                                    3/29/02
-------------------------------------------
Roy D. Reeves                                    Officer (Principal Executive Officer); Director

/s/ Gary E. Bockrath                             Vice President and Chief Financial                               3/29/02
-------------------------------------------
Gary E. Bockrath                                 Officer (Principal Financial Officer
                                                 and Principal Accounting Officer)
/s/ D. George Harris
-----------------------------------------------  Director                                                         3/29/02
D. George Harris

/s/ Anthony J. Petrocelli                        Director                                                         3/29/02
-------------------------------------------
Anthony J. Petrocelli

/s/ Richard J. Donahue                           Director                                                         3/29/02
-------------------------------------------
Richard J. Donahue

/s/ Arnold L. Chavkin                            Director                                                         3/29/02
-------------------------------------------
Arnold L. Chavkin

/s/ Ruth Dreessen                                Director                                                         3/29/02
-------------------------------------------
Ruth Dreessen

/s/ Timothy J. Walsh
-------------------------------------------
Timothy J. Walsh                                 Director                                                         3/29/02

/s/ Richard E. Goodell
-------------------------------------------
Richard E. Goodell                               Director                                                         3/29/02

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

4.2 Supplemental Indenture, dated as of December 1, 2000, among Better Minerals & Aggregates Company, BMAC Services Co., Inc. and the other subsidiary guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 of the Better Minerals & Aggregates Company Annual Report on Form 10-K/A filed on March 29, 2001).

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

10.2 Second Amended and Restated Management Services Agreement, dated as of March 28, 2001, among Better Minerals & Aggregates Company, USS Holdings, Inc., U.S. Silica Company, and D. George Harris & Associates, LLC (incorporated by reference to Exhibit 10.1 of the Better Minerals & Aggregates Company Quarterly Report on Form 10-Q filed on August 9, 2001).

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

10.4.4* Amendment No. 4 to the Credit Agreement, dated as of January 31, 2002, among BMAC Holdings, Inc., Better Minerals & Aggregates Company, the banks, financial institutions and other institutional lenders parties to the Credit Agreement dated as of September 30, 1999, and Banque Nationale de Paris.

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

10.10 Employment Agreement, dated December 14, 1998, between Better Materials Corporation and Craig S. Cinalli (incorporated by reference to Exhibit 10.1 of the Better Minerals & Aggregates Company Quarterly Report on Form 10-Q filed on May 25, 2000).

10.11 Amendment No. 1, dated March 15, 2001, to Employment Agreement dated December 14, 1998 between Better Materials Corporation and Craig S. Cinalli (incorporated by reference to Exhibit 10.11 of the Better Minerals & Aggregates Company Annual Report on Form 10-K/A filed on March 29, 2001).

10.12               Severance Agreement, dated August 15, 2000, between U.S.
                    Silica Company and Richard Shearer (incorporated by reference to Exhibit 10.12 of the Better
                    Minerals & Aggregates Company Annual Report on Form 10-K/A filed on March 29, 2001).

10.13 Employment Agreement, dated April 19, 2000, between Better Minerals & Aggregates Company and Roy Reeves (incorporated by reference to Exhibit 10.13 of the Better Minerals & Aggregates Company Annual Report on Form 10-K/A filed on March 29, 2001).

10.14 Employment Agreement, dated April 19, 2000, between USS Holdings, Inc. and Roy Reeves (incorporated by reference to
                    Exhibit 10.14 of the Better Minerals & Aggregates Company Annual Report on Form 10-K/A filed on March 29, 2001).

10.15 Employment, Consulting and Non-Competition Agreement, dated December 31, 2000, between USS Holdings, BMAC Holdings, Inc., U.S. Silica Company and Better Minerals & Aggregates Company and Richard Goodell (incorporated by reference to Exhibit 4.2 of the Better Minerals & Aggregates Company Annual Report on Form 10-K/A filed on March 29, 2001).

10.16* Amendment Number One to Employment, Consulting and Non-Competition Agreement, dated February 26, 2002, between USS Holdings, BMAC Services Co., Inc., BMAC Holdings, Inc., U.S. Silica Company and Better Minerals & Aggregates Company and Richard Goodell.

12.1*               Statement regarding ratio of earnings to fixed charges.

21.1*               Subsidiaries of Better Minerals & Aggregates Company.

* Filed herewith