Form 10-Q
period 2002-03-31
BETTER MINERALS & AGGREGATES CO
filed 2002-05-15
CIK 1108673

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q

                                   (Mark One)
 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the quarterly period ended March 31, 2002

                                       or

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

         Class                         Outstanding as of April 30, 2002
         -----                         --------------------------------

         Common Stock                  100 shares

                      Better Minerals & Aggregates Company
                                 Form 10-Q Index


                                                                          Page
PART I.                       FINANCIAL INFORMATION

Item 1.                       Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2002
(unaudited) and December 31, 2001......................................     1
Condensed Consolidated Statements of Operations for the three
months ended March 31, 2002 and March 31, 2001 (unaudited).............     3
Condensed Consolidated Statements of Stockholder's Equity for the
three months ended March 31, 2002 and March 31, 2001 (unaudited).......     4
Condensed Consolidated Statements of Cash Flows for the three
months ended March 31, 2002 and March 31, 2001 (unaudited).............     5
Notes to Condensed Consolidated Financial Statements...................     6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk..    16

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings...........................................    16



Signatures.............................................................    17

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                        March 31,    December 31,
                                                                          2002          2001
                                                                       (Unaudited)
Assets
Current:
  Cash and cash equivalents                                             $     542    $   2,493
  Accounts receivable:
     Trade, less allowance for doubtful accounts of $2,119 and $1,824      39,415       45,241
     Other                                                                  2,178        2,338
  Inventories                                                              31,785       30,780
  Prepaid expenses and other current assets                                 3,274        2,979
  Deferred income taxes                                                     4,276        4,276
                                                                        ---------    ---------
        Total current assets                                               81,470       88,107

Property, plant and equipment:
  Mining property                                                         264,611      264,611
  Mine development                                                         11,806       11,381
  Land                                                                     26,612       26,691
  Land improvements                                                         5,893        5,822
  Buildings                                                                36,878       36,878
  Machinery and equipment                                                 173,278      169,122
  Furniture and fixtures                                                    1,923        1,923
  Construction-in-progress                                                  4,469        6,871
                                                                        ---------    ---------
                                                                          525,470      523,299
  Accumulated depletion, depreciation and amortization                   (128,551)    (121,944)
                                                                        ---------    ---------
         Property, plant and equipment, net                               396,919      401,355

Other noncurrent:
  Goodwill and non compete agreements, net                                 14,833       14,857
  Debt issuance costs                                                      10,117       10,566
  Other noncurrent assets                                                   1,995          759
                                                                        ---------    ---------
        Total other noncurrent                                             26,945       26,182
                                                                        ---------    ---------
        Total assets                                                    $ 505,334    $ 515,644
                                                                        =========    =========

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                        March 31,     December 31,
                                                                          2002           2001
                                                                        (Unaudited)
Liabilities
Current:
  Book overdraft                                                        $   4,434    $   7,142
  Accounts payable                                                         12,102       13,012
  Accrued liabilities                                                      12,434       11,872
  Due to parent                                                             2,296        2,405
  Accrued interest                                                          2,415        7,391
  Current portion of capital leases                                           886          813
  Current portion of long-term debt                                        10,738       10,745
  Income taxes payable                                                      1,622          439
                                                                        ---------    ---------
                    Total current liabilities                              46,927       53,819

Noncurrent liabilities:
  Deferred income taxes                                                    87,770       92,720
  Obligations under capital lease                                           2,647        2,583
  Long-term debt, net of current portion                                  287,339      277,341
  Other noncurrent liabilities                                             40,478       40,355
                                                                        ---------    ---------
                    Total noncurrent liabilities                          418,234      412,999

Commitments and contingencies

Stockholder's Equity

Common stock, par value $.01, authorized 5,000 shares, issued 100 shares     --           --
Additional paid-in capital                                                 81,377       81,377
Loan to related party                                                      (1,380)      (1,434)
Retained deficit                                                          (39,507)     (30,604)
Accumulated other comprehensive (loss)                                       (317)        (513)
                                                                        ---------    ---------
                           Total stockholder's equity                      40,173       48,826
                                                                        ---------    ---------

                           Total liabilities and stockholder's equity   $ 505,334    $ 515,644
                                                                        =========    =========


        The accompanying notes are an integral part of these statements.

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                           For the Three Months Ended
                                                   March 31,
                                                 2002        2001

Net sales                                     $ 56,134    $ 58,958
Cost of goods sold                              48,228      50,497
Depreciation, depletion and amortization         6,643       8,238
Selling, general and administrative              6,104       5,239
                                              --------    --------
         Operating loss                         (4,841)     (5,016)

Interest expense                                 8,264       9,971
Other income net, including interest income       (420)       (346)
                                              --------    --------
         Loss before income taxes              (12,685)    (14,641)

Benefit for income taxes                        (3,782)     (6,685)
                                              --------    --------
         Net loss                             $ (8,903)   $ (7,956)
                                              ========    ========

        The accompanying notes are an integral part of these statements.

          BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                         (Dollars in Thousands)
                               (Unaudited)


                                                                                Accumulated Other Comprehensive Loss
                                                     Additional               Loans to    Unrealized   Minimum            Total
                                          Common      Paid-In    Retained      Related     Loss on     Pension        Stockholder's
                                           Stock      Capital    Deficit        Party    Derivatives  Liability Total     Equity
                                           -----      -------    -------        -----    -----------  --------- -----     ------

Balance December 31, 2000                   $         $ 81,377   $(26,560)   $ (1,507)   $          $    (94)   $  (94)   $ 53,216

Comprehensive income, net of income taxes:
  Net loss                                                        (7,956)                                                   (7,956)
  Unrealized holding loss on derivatives                                                    (116)                 (116)       (116)
                                                                                                                           --------
        Total comprehensive loss                                                                                            (8,072)
Loans to related party                                                             74                                           74
                                                                             ........   ........    ........    ......    ........
Balance March 31, 2001                      $   --    $ 81,377   $(34,516)   $ (1,433)  $   (116)   $    (94)   $ (210)   $ 45,218
                                            ========  ========   ========    ========   ========    ========    ======    ========


Balance December 31, 2001                   $         $ 81,377   $(30,604)   $ (1,434)  $   (499)   $    (14)   $ (513)      48,82

Comprehensive income, net of income taxes:
  Net loss                                                         (8,903)                                                  (8,903)
  Unrealized holding gain on derivatives                                                     196                   196         196
                                                                                                                          --------
        Total comprehensive loss                                                                                            (8,707)
Loans to related party                                                             54                                          54
                                                                             ........   ........    ........    ......    ........
Balance March 31, 2002                      $   --    $ 81,377   $(39,507)   $ (1,380)  $   (303)   $    (14)   $ (317)   $ 40,173
                                            ========  ========   ========    ========   ========    ========    ======    ========

        The accompanying notes are an integral part of these statements.

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                  For the Three Months Ended
                                                                                           March 31,
                                                                                       2002       2001
                                                                                       ----       ----

Cash flows from operating activities:
  Net loss                                                                         $ (8,903)   $ (7,956)
  Adjustments to reconcile net (loss) to cash flows from operations:
    Depreciation, depletion and amortization                                          6,554       7,863
    Debt issuance amortization                                                          449       1,020
    Deferred income taxes                                                               352      (6,785)
    Disposal of property, plant and equipment (gain) loss                                18        (197)
    Other                                                                              (495)        688
    Changes in assets and liabilities, net of the effects from disposed company:
      Trade receivables                                                               5,826       3,096
      Non-trade receivables                                                             160         209
      Receivable from/payable to parent                                                (109)         53
      Inventories                                                                    (1,005)       (473)
      Prepaid expenses and other current assets                                        (295)        169
      Accounts payable and accrued liabilities                                         (346)     (1,038)
      Accrued interest                                                               (4,977)     (5,204)
      Income taxes                                                                   (4,120)      1,085
                                                                                   --------    --------
                  Net cash used for operating activities                             (6,891)     (7,470)

Cash flows from investing activities:
  Capital expenditures                                                               (2,358)     (4,007)
  Proceeds from sale of property, plant and equipment                                   156         500
  Loans to related party                                                                 54          74
                                                                                   --------    --------
                 Net cash used for investing activities                              (2,148)     (3,433)

Cash flows from financing activities:

  Increase (decrease) in book overdraft                                              (2,708)       (883)
  Repayment of long-term debt                                                        (2,759)     (2,177)
  Net revolver credit agreement facility                                             12,750      13,550
  Principal payments on capital lease obligations                                      (195)        (10)
                                                                                   --------    --------
                 Net cash provided by financing activities                            7,088      10,480

                           Net decrease in cash                                      (1,951)       (423)

Cash and cash equivalents, beginning of period                                        2,493         860
Cash and cash equivalents, ending of period                                        $    542    $    437

Schedule of noncash financing activities:
Assets acquired by entering into capital lease obligations                         $    332    $   --


        The accompanying notes are an integral part of these statements.

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.  Accounting Policies

The unaudited interim condensed consolidated financial statements of Better Minerals & Aggregates Company (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of the reported interim periods. The statements should be read in conjunction with the summary accounting policies and notes to the audited financial statements of the Company included in the Company's 2001 Annual Report on Form 10-K for the year ended December 31, 2001 (the "Form 10-K").

Operating results are not necessarily indicative of the results to be expected for the full year or any other interim period, due to the seasonal, weather-related conditions in certain aspects of the Company's business.

2.  Inventories

At March 31, 2002 and December 31, 2001, inventory consisted of the following:

                                                        March 31,   December 31,
 (In thousands)                                            2002          2001
                                                           ----          ----
 Supplies (net of $246 and $266 obsolescence reserve)    $11,871     $ 11,783
 Raw materials and work in process                         5,551        4,707
 Finished goods                                           14,362       14,290
                                                          ------       ------
                                                         $31,785     $ 30,780
                                                         =======     ========

3.  Acquisitions

On March 14, 2002, Better Materials entered into a Lease and Option Agreement with A&R Limited Partnership for a three-year period. Under this agreement, Better Materials Corporation obtained all rights, title and interest under property owned by A&R Limited Partnership to an aggregates operation in Latrobe, Pennsylvania. The agreement requires Better Materials to pay a monthly amount for equipment rental and royalties plus a one-time option payment made at the time of closing. Furthermore, the agreement grants Better Materials the right to purchase all of the assets of the operation at any time during the three-year period for a predetermined price less the option payment. The Company expenses all payments related to the operation of the facility. The option payment is recorded as an other noncurrent asset on the balance sheet. As of March 31, 2002 the amount included in other noncurrent assets for this option payment totaled $1 million. If the Company decides not to exercise its option by the end of the three-year period, this amount will be expensed at this time.

4.  Segment Information

The Company operates in the industrial minerals and aggregates business segments which are more fully described in the Form 10-K. Reportable segment information for the three months ended March 31, 2002 and 2001 was as follows:

                                             Three Months Ended
                                                   March 31,
(In thousands)                                2002          2001
                                              ----          ----
Net sales:
  Aggregates                                $ 17,223    $ 17,096
  Industrial Minerals                         42,591      46,011
  Eliminations                                (3,680)     (4,149)
                                            --------    --------
     Total net sales                        $ 56,134    $ 58,958
                                            ========    ========
Operating company income (loss):
  Aggregates                                $ (7,415)   $ (7,111)
  Industrial Minerals                          2,727       2,356
                                            --------    --------
    Total operating company income (loss)   $ (4,688)   $ (4,755)
  General corporate (expense) income            (153)       (261)
                                            --------    --------

     Total operating income (loss)          $ (4,841)   $ (5,016)
                                            ========    ========
Depreciation, depletion
        and amortization expense:
  Aggregates                                $  3,173    $  4,196
  Industrial Minerals                          3,427       4,026
  Corporate                                       43          16
                                            --------    --------
      Total depreciation, depletion, and
         amortization expense               $  6,643    $  8,238
                                            ========    ========
Capital expenditures:
  Aggregates                                $  1,893    $  3,012
  Industrial Minerals                            465         995
                                            --------    --------
      Total capital expenditures            $  2,358    $  4,007
                                            ========    ========

Asset segment information at March 31, 2002 and December 31, 2001 was as follows:

                                         March 31,      December 31,
(In thousands)                             2002             2001
                                           ----             ----
Assets:
Aggregates                                $ 344,888    $ 352,424
Industrial Minerals                         173,562      173,396
Corporate                                    21,105       21,823
Elimination of intersegment receivables     (34,221)     (31,999)
                                          ---------    ---------
    Total assets                          $ 505,334    $ 515,644
                                          =========    =========

5.  Goodwill and Intangible Assets

Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142 (FAS 142), Goodwill and Other Intangible Assets. FAS 142 eliminates goodwill amortization and requires an evaluation of potential goodwill impairment upon adoption, as well as subsequent annual valuations, or more frequently if circumstances indicate a possible impairment. Adoption of FAS 142 eliminated annual goodwill amortization expense of approximately $1.2 million. The Company is in the process of evaluating the impact of adopting FAS 142 but does not believe it has a material impairment of goodwill at adoption. The following tables reflect the gross carrying value and accumulated amortization of the Company's goodwill and amortizable intangible assets (in thousands).

                             March 31, 2002             March 31, 2002
                          Gross Carrying Value     Accumulated Amortization
Goodwill                         $17,321                    $2,583
Non-compete agreements               442                       347
Debt issuance costs               15,457                     5,340
                                  ------                     -----
Total                            $33,220                    $8,270
                                ========                    ======

                            December 31, 2001         December 31, 2001
                          Gross Carrying Value     Accumulated Amortization
Goodwill                         $17,321                    $2,583
Non-compete agreements               442                       323
Debt issuance costs               15,457                     4,891
                                  ------                     -----
Total                            $33,220                    $7,797
                                ========                    ======

                                          For the three months ended March 31,
                                          -----------------------------------
                                              2002               2001
                                              ----               ----
Reported net loss                           $(8,903)           $(7,956)
Add back: Goodwill Amortization                   -                169
                                            --------           -------
Adjusted net loss                           $(8,903)           $(7,787)
                                            ========           =======


6.  Impact of Recent Accounting Standards

Statement of Financial Accounting Standards No. 143 (FAS 143), Accounting for Asset Retirement Obligations, was issued in June 2001. FAS 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets. FAS 143 is effective for the Company beginning January 1, 2003 and the Company is evaluating the impact of adopting this Standard.

Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001. FAS 144 establishes accounting and reporting standards for impairment of long-lived assets to be disposed of. FAS 144 is effective for fiscal years beginning after December 15, 2001, and, accordingly, the Company adopted the standard effective January 1, 2002. The adoption of FAS 144 did not have a material impact on the consolidated financial statements.

7.  Contingencies

The Company's subsidiary, U.S. Silica Company, has been named as a defendant in an estimated 905 product liability claims alleging silica exposure in the period January 1, 2002 to March 31, 2002. U.S. Silica was named as a defendant in 231 similar claims filed in the period of January 1, 2001 to March 31, 2001. U.S. Silica was also named as defendant in 154 similar claims filed in calendar year 1998, 497 filed in 1999, 610 filed in 2000 and 1,320 filed in 2001. U.S. Silica has been named as a defendant in similar suits since 1975; in each of the years 1983, 1987, 1995, 1996, 1998, 1999, 2000 and 2001 more than 100 claims were filed against U.S. Silica. The plaintiffs, who allege that they are employees or former employees of U.S. Silica's customers, claim that its silica products were defective or that it acted negligently in selling its silica products without a warning, or with an inadequate warning. The plaintiffs further claim that these alleged defects or negligent actions caused them to suffer injuries and sustain damages as a result of exposure to its products. In almost all cases, the injuries alleged by the plaintiffs are silicosis or "mixed dust disease," a claim that allows the plaintiffs to pursue litigation against the sellers of both crystalline silica and other minerals. There are no pending claims of this nature against any of the Company's other subsidiaries.

As of March 31, 2002, there were estimated 3,196 silica-related products liability claims pending in which U.S. Silica is a defendant. Almost all of the claims pending against U.S. Silica arise out of the alleged use of U.S. Silica products in foundries or as an abrasive blast media and have been filed in the states of Texas and Mississippi.

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

In light of the facts entered into evidence relating to the timing of the exposure, the Company believes that the entire judgment and settlements of the Tompkins action are covered by a combination of Ottawa Silica Company's insurance coverage and the current indemnity agreement of ITT Industries, in each case, discussed above. After the judgment was entered by the trial judge and upon the posting of a bond, U.S. Silica filed an immediate appeal to the appropriate appellate court in Texas. Based on advice of counsel, it is believed that there were meritorious grounds to file the appeal and that a reversal and remand of the case is probable.

It is likely that there will continue to be silica-related product liability claims filed against U.S. Silica, including claims that allege silica exposure for periods after January 1, 1986. The Company cannot guarantee that our current indemnity agreement with ITT Industries (which currently expires in 2005 and in any event only covers alleged exposure to U.S. Silica products for the period prior to September 12, 1985), or potential insurance coverage (which, in any event, only covers periods prior to January 1, 1986) will be adequate to cover any amount for which U.S. Silica may be found liable in such suits. Any such claims or inadequacies of the ITT Industries indemnity or insurance coverage could have a material adverse effect in future periods on the consolidated financial position, results of operations or cash flows of the Company, if such developments occur.

U.S. Silica records amounts for product liability claims based on estimates of its portion of the cost to be incurred for all pending product liability claims and estimates based on the present value of an incurred but not reported liability for unknown claims for exposures that occurred before 1976, when it began warning its customers and their employees of the health effects of crystalline silica. Estimated amounts recorded are net of any expected recoveries from insurance policies or the ITT Industries indemnity. The amounts recorded for product liability claims are estimates, which are reviewed periodically by management and legal counsel and adjusted to reflect additional information when available. The process of estimating and recording amounts for product liability claims is imprecise and based on a variety of assumptions some of which, while reasonable at the time, may prove to be inaccurate. As of March 31, 2002 and December 31, 2001, we had recorded as an other noncurrent liability $5.1 million and $4.6 million, respectively, for product liability claims.

8.  Senior Subordinated Notes Subsidiary Guarantees

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

9. Debt Covenants

The Company believes, based on its calendar year 2002 forecast, that it will be in compliance with the amended leverage ratio and interest coverage ratio covenants contained in the credit agreement throughout calendar year 2002. In the event that the Company does not substantively achieve its 2002 forecast, it will be necessary to seek further amendments to the senior credit agreement covenants. While the Company obtained amendments and waivers under this agreement in the past, there can be no assurance that future amendments or waivers will be granted or that such amendments or waivers, if granted, would be on terms satisfactory to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this quarterly report, and the audited consolidated financial statements and the notes thereto and management's discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2001. Unless otherwise indicated or the context otherwise requires, all references in this quarterly report to "we," "us," "our" or similar terms refer to Better Minerals & Aggregates Company and its direct and indirect subsidiaries.

Overview

We mine, process and market industrial minerals, principally industrial silica, in the eastern and midwestern United States. We also mine, process and market aggregates and produce and market hot mixed asphalt in certain parts of Pennsylvania and New Jersey. We are a holding company that conducts substantially all our operations through our subsidiaries. Our end use markets for our silica products include container glass, fiberglass, specialty glass, flat glass, fillers and extenders, chemicals and ceramics. We also supply our silica products to the foundry, building materials and other end use markets. Our customers use our aggregates, which consist of high quality crushed stone, construction sand and gravel, for road construction and maintenance, other infrastructure projects and residential and commercial construction and to produce hot mixed asphalt and concrete products. We also use our aggregates to produce hot mixed asphalt. We operate a network of 27 production facilities in 14 states. Our industrial minerals business (substantially all the sales of which consist of silica products) and our aggregates business accounted for 76% and 24% of our sales, respectively, for the three months ended March 31, 2002.

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

Critical Accounting Policies

In our opinion, we do not have any individual accounting policy that is critical to the preparation of our financial statements. Also, in many instances, we must use an accounting policy or method because it is the only policy or method permitted under accounting principles generally accepted in the United States. However, certain accounting policies are more important to the reporting of the Company's financial position and results of operations. These policies are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2001.

Three Months Ended March 31, 2002 Compared with Three Months Ended March 31,
2001

Sales. Sales decreased $2.8 million, or 4.8%, to $56.1 million in the three months ended March 31, 2002 from $58.9 million in the three months ended March 31, 2001.

Sales of industrial minerals decreased $3.4 million, or 7.4% to $42.6 million in the three months ended March 31, 2002 from $46.0 million in the three months ended March 31, 2001. The primary reason behind the decrease in industrial minerals sales was a $1.4 million decrease in transportation sales as several customers have changed their terms with us and now pay these charges directly to the transportation companies. Excluding all transportation sales, industrial minerals product sales decreased $2.0 million, or 5.4% to $35.4 million in the three months ended March 31, 2002 from $37.4 million in the three months ended March 31, 2001. The primary reasons behind the decrease in product sales were reduced silica sales to the specialty glass, fiberglass, chemicals and oil & gas extraction market segments, partially offset by increased silica and aplite sales to the glass container market segment.

Sales of aggregates increased $0.1 million to $17.2 million in the three months ended March 31, 2002 from $17.1 million in the three months ended March 31, 2001. Included in aggregates sales are intercompany shipments to our industrial minerals business that are then resold to customers. These intercompany shipments are eliminated in consolidation and totaled $3.7 million in the three months ended March 31, 2002 and $4.1 million in the three months ended March 31, 2001. Excluding the intercompany shipments, net sales of aggregates increased $0.5 million, or 3.8% to $13.5 million in the three months ended March 31, 2002 from $13.0 million in the three months ended March 31, 2001. The increase in aggregates sales was primarily due to an increase in stone sales to customers, partially offset by a decrease in asphalt sales.

Cost of Goods Sold. Cost of goods sold decreased $2.3 million, or 4.6%, to $48.2 million in the three months ended March 31, 2002 from $50.5 million in the three months ended March 31, 2001.

Cost of goods sold for our industrial minerals business decreased $3.9 million, or 10.8% to $32.3 million in the three months ended March 31, 2002 from $36.2 million in the three months ended March 31, 2001. Included in cost of goods sold, are the costs of the intercompany shipments from our aggregates business as noted earlier. The cost of these intercompany shipments are eliminated in consolidation and decreased $0.4 million to $3.7 million in the three months ended March 31, 2002 from $4.1 million in the three months ended March 31, 2001. Excluding the intercompany eliminations, the remaining decrease in cost of goods sold was primarily due to the decrease in transportation sales noted earlier, a 6.2% decrease in the volume of material sold in the quarter, and a $1.5 million decrease in the cost of drier fuel.

Cost of goods sold for aggregates increased $1.1 million, or 6.1% to $19.0 million in the three months ended March 31, 2002 from $17.9 million in the three months ended March 31, 2001. The primary reasons behind the increase in aggregates cost of goods sold was a 3.0% increase in the volume of material sold, increased operating costs for outside mining services to remove overburden material in our stone operations and increases in our planned seasonal repair and maintenance programs.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization decreased $1.6 million, or 19.5%, to $6.6 million in the three months ended March 31, 2002 from $8.2 million in the three months ended March 31, 2001. This decrease was primarily due to a $0.5 million reduction in amortization from the completion in 2001 of the amortization period of a five year non-compete agreement with our former parent, a $0.3 million reduction in goodwill amortization from the adoption of Statement of Financial Accounting Standards No. 142, and a $0.6 million reduction in depreciation expense, as several plant assets were fully depleted in 2001.

Selling, General and Administrative. Selling, general and administrative expenses increased $0.9 million, or 17.3%, to $6.1 million in the three months ended March 31, 2002 from $5.2 million in the three months ended March 31, 2001. This increase was primarily due to a $0.4 million increase in the amounts provided for product liability claims relating to occupational health claims, increases in the allowance for doubtful accounts and management bonus accruals and normal inflationary factors, partially offset by a $0.1 million decrease in management fees to D. George Harris & Associates.

Operating Loss. Operating loss was $4.8 million in the three months ended March 31, 2002 as compared to $5.0 million in the three months ended March 31, 2001, due to the factors noted earlier.

Interest (Income) Expense. Interest expense decreased $1.7 million, or 17.0%, to $8.3 million in the three months ended March 31, 2002 from $10.0 million in the three months ended March 31, 2001 due primarily to decreased interest rates.

Benefit for Income Taxes. The benefit for income taxes for the three months ended March 31, 2002 has been limited to the tax benefits expected to be realizable for the full year, which resulted in an estimated effective tax rate of approximately 30%. The benefit for income taxes for the three months ended March 31, 2001 was based on an estimated annual effective tax rate of 46%.

Net Loss. Net loss increased $0.9 million to $8.9 million in the three months ended March 31, 2002 from $8.0 million in the three months ended March 31, 2001 primarily as a result of the factors noted earlier, and the $2.9 million reduction in the benefit for income taxes.

Liquidity and Capital Resources

Our principal liquidity requirements have historically been to service our debt, meet our working capital, capital expenditures and mine development expenditure needs and finance acquisitions. We are a holding company and as such we conduct substantially all our operations through our subsidiaries. As a holding company, we are dependent upon dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations, and have historically met our liquidity and capital investment needs with internally generated funds, supplemented from time to time by borrowings under our revolving credit facility. Conversely, we have funded our acquisitions through borrowings and equity investments. Our total debt as of March 31, 2002 was $298.1 million and our total stockholder's equity as of that date was $40.2 million, giving us total debt representing approximately 88% of total capitalization. Our debt level makes us more vulnerable to economic downturns and adverse developments in our business.

Net cash used in operating activities was $6.9 million for the three months ended March 31, 2002 compared to $7.5 million for the three months ended March 31, 2001. Cash used in operating activities decreased $0.6 million in the first quarter of 2002 due primarily to a $2.7 million increase in accounts receivable collections and decreased interest expense, offset by reduced earnings from our aggregates business. Cash interest paid in the three months ended March 31, 2002 was $12.7 million, a decrease of $1.4 million from the $14.1 million paid in the three months ended March 31, 2001, primarily as a result of decreased interest rates.

Net cash used for investing activities decreased $1.3 million to $2.1 million for the period ended March 31, 2002 from $3.4 million for the period ended March 31, 2001. This decrease primarily resulted from a $1.6 million decrease in capital expenditures, offset by a $0.3 million decrease in proceeds from excess land and property sales.

Cash flow provided by financing activities was $7.1 million for the three months ended March 31, 2002 as compared to $10.5 million for the three months ended March 31, 2001. There was a $10.0 million increase in long term debt in the three months ended March 31, 2002 as compared to a $11.4 million increase in long term debt in the same period in 2001.

Interest payments on our 13% senior subordinated notes due 2009 ($150 million outstanding as of March 31, 2002) which are unconditionally and irrevocably guaranteed, jointly and severally, by each of our subsidiaries, debt service under our senior secured credit agreement described below, working capital, capital expenditures and mine development expenditures, incurred in the normal course of business as current deposits are depleted, represent our significant liquidity requirements.

Under our senior secured credit agreement, as of March 31, 2002, we had $30.1 million outstanding under the tranche A term loan facility (which matures in September 2005) and $91.0 million outstanding under the tranche B term loan facility (which matures in September 2007). In addition, this credit agreement provides us with a $50 million revolving credit facility. The revolving credit facility was partially drawn for $26.1 million as of March 31, 2002, and $9.2 million was allocated for letters of credit, leaving $14.7 million available for our use. The revolving credit facility is available for general corporate purposes, including working capital and capital expenditures, but excluding acquisitions, and includes sublimits of $12.0 million and $3.0 million, respectively, for letters of credit and swingline loans. Debt under the senior secured credit agreement is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable and other intangibles. For a further description of our senior secured credit agreement, including certain restrictions that it imposes upon us and certain quarterly and annual financial covenants that it requires us to maintain, please see note 6 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December, 31, 2001.

As of March 31, 2002, the total of our future contractual cash commitments, including the repayment of our debt obligations under our senior secured credit agreement and our senior subordinated notes, is summarized as follows:

Contractual Cash Obligations                       Payments Due by Period
(In millions)
                                            Less than                   After
                                      Total  1 year 1-3 years 4-5 years 5 years
Senior Long-Term Debt (1)            $ 147.2 $ 10.6  $ 38.2   $ 98.4    $    --
Subordinated Long-Term Debt            150.0    --      --       --       150.0
Capital Lease Obligations (2)            3.9    1.0     2.7      0.2         --
Operating Lease Obligations (2)(3)(4)    7.0    2.9     3.9      0.2         --
Other Long-Term Obligations (3)          2.7    0.9     1.4      0.3        0.1
Total Contractual Cash Obligations   $ 310.8 $ 15.4  $ 46.2   $ 99.1    $ 150.1
----------------------------------

(1) For a further description of the annual payment terms for the debt incurred under our senior secured credit agreement, please see note 6 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

(2) We are obligated under certain capital and operating leases for railroad cars, mining properties, mining and processing equipment, office space, transportation and other equipment. Certain of our operating lease arrangements include options to purchase the equipment for fair market value at the end of the original lease term. Ownership of the equipment under a capital lease transfers to us at the end of the original lease term. Annual operating and capital lease commitments are presented in more detail in note 5 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

(3) In March 2001, we entered into a sublease and option agreement for all rights, title and interest under leases held, and property owned, of a Pennsylvania aggregates operation known as the Jim Mountain Quarry. The original term of this agreement expires in March 2004. Included in our operating lease obligations is $0.4 million for our annual rental expense, and included in other long-term obligations is $0.8 million in annual payments covering an option to purchase the quarry and minimum annual royalty payments. If we decide not to exercise this option, any related amounts recorded will be expensed at that time. For a further description of this agreement, please see note 3 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

(4) In March 2002, we entered into a lease and option agreement for all rights, title and interest under property owned of an aggregates operation located in Latrobe, Pennsylvania. The original term of this agreement expires in March 2005. Included in our operating lease obligations is $0.8 million in annual rental and operating expenses and minimum royalties. For a further description of this agreement, please see the footnotes to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.


Capital expenditures totaled $2.4 million in the three months ended March 31, 2002 compared with $4.0 million in the three months ended March 31, 2001. Our expected capital expenditure requirements for the remainder of 2002 and 2003 are $12.6 million and $15.0 million, respectively.

Our ability to satisfy our debt obligations and to pay principal and interest on our debt, fund working capital, mine development and acquisition requirements and make anticipated capital expenditures will depend on the future performance of our subsidiaries, which is subject to general economic, financial and other factors, some of which are beyond our control. We cannot be certain that the cash earned by our subsidiaries will be sufficient to allow us to pay principal and interest on our debt and meet out other obligations. We believe, however, that based on current levels of operations and anticipated growth, cash flow from operations, together with borrowings under the revolving credit facility, will be adequate for at least the next twelve months to make required payments of principal and interest on our debt and fund working capital, mine development and capital expenditure requirements. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the revolving credit facility in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If we do not have enough cash, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity. We cannot guarantee that we will be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us, if at all.

Significant Factors Affecting Our Business

Our Annual Report on Form 10-K contains a description of some of the more significant factors affecting our business under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Factors Affecting Our Business". The following is an update to these significant factors.

Silica Health Risks and Litigation May Have a Material Adverse Effect on Our Business. One of our subsidiaries, U.S. Silica, has been named as a defendant in an estimated 905 product liability claims alleging silica exposure in the period January 1, 2002 to March 31, 2002. U.S. Silica was named as a defendant in 231 similar claims filed in the period of January 1, 2001 to March 31, 2001. U.S. Silica was also named as defendant in 154 similar claims filed in calendar year 1998, 497 filed in 1999, 610 filed in 2000 and 1,320 filed in 2001. U.S. Silica has been named as a defendant in similar suits since 1975; in each of the years 1983, 1987, 1995, 1996, 1998, 1999, 2000 and 2001 more than 100 claims were filed against U.S. Silica. The plaintiffs, who allege that they are employees or former employees of our customers, claim that our silica products were defective or that we acted negligently in selling our silica products without a warning, or with an inadequate warning. The plaintiffs further claim that these alleged defects or negligent actions caused them to suffer injuries and sustain damages as a result of exposure to our products. In almost all cases, the injuries alleged by the plaintiffs are silicosis or "mixed dust disease," a claim that allows the plaintiffs to pursue litigation against the sellers of both crystalline silica and other minerals. There are no pending claims of this nature against any of our other subsidiaries.

As of March 31, 2002, there were estimated 3,196 silica-related products liability claims pending in which U.S. Silica is a defendant. Almost all of the claims pending against U.S. Silica arise out of the alleged use of U.S. Silica products in foundries or as an abrasive blast media and have been filed in the states of Texas and Mississippi.

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

We record amounts for product liability claims based on estimates of our portion of the cost to be incurred for all pending product liability claims and estimates based on the present value of an incurred but not reported liability for unknown claims for exposures that occurred before 1976, when we began warning our customers and their employees of the health effects of crystalline silica. Estimated amounts recorded are net of any expected recoveries from insurance policies or the ITT Industries indemnity. The amounts recorded for product liability claims are estimates, which are reviewed periodically by management and legal counsel and adjusted to reflect additional information when available. The process of estimating and recording amounts for product liability claims is imprecise and based on a variety of assumptions some of which, while reasonable at the time, may prove to be inaccurate. As of March 31, 2002 and December 31, 2001, we had recorded as an other noncurrent liability $5.1 million and $4.6 million, respectively, for product liability claims.

Forward-Looking Statements

This quarterly report, including this management's discussion and analysis of financial condition and results of operations section, includes "forward-looking statements." We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our plans, intentions and expectations reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that our plans, intentions or expectations will be achieved. We believe that the following factors, among others, could affect our future performance and cause actual results to differ materially from those expressed or implied by these forward-looking statements: (1) general and regional economic conditions, including the economy in the states in which we have production facilities and in which we sell our products; (2) demand for residential and commercial construction; (3) demand for automobiles and other vehicles; (4) levels of government spending on road and other infrastructure construction; (5) the competitive nature of the industrial minerals and aggregates industries; (6) operating risks typical of the industrial minerals and aggregates industries;
(7) difficulties in, and unanticipated expense of, assimilating newly-acquired businesses; (8) fluctuations in prices for, and availability of, transportation, power, petroleum based products and other energy products; (9) unfavorable weather conditions; (10) regulatory compliance, including compliance with environmental and silica exposure regulations, by us and our customers; (11) litigation affecting our customers; (12) product liability litigation by our customers' employees affecting us; (13) changes in the demand for our products due to the availability of substitutes for products of our customers; (14) labor unrest; and (15) interest rate changes and changes in financial markets generally.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information regarding the Company's financial instruments that are sensitive to changes in interest rates is contained in our Annual Report on Form 10-K for the year ended December 31, 2001. This information has not changed materially in the interim period since December 31, 2001.

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

We are a defendant in various lawsuits related to our businesses. These matters include lawsuits relating to the exposure of persons to crystalline silica as discussed in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Factors Affecting Our Business
- Silica Health Risks and Litigation May Have a Material Adverse Effect on Our Business" in our Annual Report on Form 10-K for the year ended December, 31, 2001 and in this Quarterly Report on Form 10-Q. Although we do not believe that these lawsuits are likely to have a material adverse effect upon our business, we cannot predict what the full effect of these or other lawsuits will be. We currently believe, however, that these claims and proceedings in the aggregate are unlikely to have a material adverse effect on us.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2002             Better Minerals & Aggregates Company

                         By: /s/ Gary E. Bockrath
                             -----------------------------
                              Name:   Gary E. Bockrath
                              Title:  Vice President and Chief Financial Officer