Form 10-Q
period 2002-06-30
BETTER MINERALS & AGGREGATES CO
filed 2002-08-14
CIK 1108673

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(Mark One)
        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

                                       or

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

        Class                        Outstanding as of August 1, 2002
        -----                        --------------------------------

        Common Stock                 100 shares





                      Better Minerals & Aggregates Company
                                 Form 10-Q Index


                                                                          Page
PART I.             FINANCIAL INFORMATION

Item 1.             Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2002
(unaudited) and December 31, 2001........................................    1
Condensed Consolidated Statements of Operations for the quarter
and six months ended June 30, 2002 and June 30, 2001 (unaudited).........    3
Condensed Consolidated Statements of Stockholder's Equity for the
quarter and six months ended June 30, 2002 and June 30, 2001 (unaudited).. 4 Condensed Consolidated Statements of Cash Flows for the six months
ended June 30, 2002 and June 30, 2001 (unaudited)........................    5
Notes to Condensed Consolidated Financial Statements.....................    6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................   11

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.   18

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings..........................................   18



Signatures






19

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                      June 30,     December 31,
                                                                        2002           2001
                                                                    (Unaudited)
Assets
Current:
 Cash and cash equivalents                                            $     651    $   2,493
 Accounts receivable:
   Trade, less allowance for doubtful accounts of $2,145 and $1,824      55,185       45,241
   Other                                                                  2,534        2,338
 Inventories                                                             32,227       30,780
 Prepaid expenses and other current assets                                3,137        2,979
 Deferred income taxes                                                    4,276        4,276
                                                                      ---------    ---------
     Total current assets                                                98,010       88,107

Property, plant and equipment:
 Mining property                                                        264,740      264,611
 Mine development                                                        12,168       11,381
 Land                                                                    27,066       26,691
 Land improvements                                                        5,976        5,822
 Buildings                                                               36,878       36,878
 Machinery and equipment                                                174,721      169,122
 Furniture and fixtures                                                   1,923        1,923
 Construction-in-progress                                                 7,900        6,871
                                                                      ---------    ---------
                                                                        531,372      523,299
 Accumulated depletion, depreciation and amortization                  (136,687)    (121,944)
                                                                      ---------    ---------
   Property, plant and equipment, net                                   394,685      401,355

Other noncurrent:
 Goodwill and non compete agreements, net                                    71       14,857
 Debt issuance costs                                                      9,673       10,566
 Other noncurrent assets                                                  2,312          759
                                                                      ---------    ---------
     Total other noncurrent                                              12,056       26,182
                                                                      ---------    ---------
     Total assets                                                     $ 504,751    $ 515,644
                                                                      =========    =========

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                        June 30,    December 31,
                                                                          2002          2001
                                                                      (Unaudited)
Liabilities
Current:
  Book overdraft                                                       $   7,073    $   7,142
  Accounts payable                                                        13,316       13,012
  Accrued liabilities                                                     14,674       11,872
  Due to parent                                                            2,347        2,405
  Accrued interest                                                         7,353        7,391
  Current portion of capital leases                                          972          813
  Current portion of long-term debt                                       10,745       10,745
  Income taxes payable                                                       283          439
                                                                       ---------    ---------
              Total current liabilities                                   56,763       53,819

Noncurrent liabilities:
  Deferred income taxes                                                   80,582       92,720
  Obligations under capital leases                                         2,958        2,583
  Long-term debt, net of current portion                                 289,299      277,341
  Other noncurrent liabilities                                            41,432       40,355
                                                                       ---------    ---------
              Total noncurrent liabilities                               414,271      412,999

Commitments and contingencies

Stockholder's Equity

Common stock, par value $.01, authorized 5,000 shares, issued 100 shares     --           --
Additional paid-in capital                                                81,377       81,377
Loan to related party                                                     (1,376)      (1,434)
Retained deficit                                                         (45,514)     (30,604)
Accumulated other comprehensive (loss)                                      (770)        (513)
                                                                       ---------    ---------
                  Total stockholder's equity                              33,717       48,826
                                                                       ---------    ---------
                  Total liabilities and stockholder's equity           $ 504,751    $ 515,644
                                                                       =========    =========



        The accompanying notes are an integral part of these statements.

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                           For the Quarter Ended    For the Six Months Ended
                                                                                   June 30,                  June 30,
                                                                                   --------                  --------
                                                                             2002         2001        2002            2001
                                                                             ----         ----        ----            ----

Net sales                                                                 $  84,258    $  84,767    $ 140,391    $ 143,726
Cost of goods sold                                                           61,714       60,975      109,941      111,473
Depreciation, depletion and amortization                                      7,740        8,117       14,383       16,355
Selling, general & administrative                                             6,004        5,857       12,108       11,095
                                                                          ---------    ---------    ---------    ---------
     Operating income                                                         8,800        9,818        3,959        4,803
Interest expense                                                              7,985        8,945       16,248       18,916
Other income, net of interest income                                           (511)        (249)        (930)        (594)
                                                                          ---------    ---------    ---------    ---------
     Income (loss) before income taxes                                        1,326        1,122      (11,359)     (13,519)
Benefit for income taxes                                                     (1,288)          (5)      (5,070)      (6,690)
                                                                          ---------    ---------    ---------    ---------
      Net income (loss) before cumulative effect of
      change in accounting for goodwill                                   $   2,614    $   1,127    $  (6,289)   $  (6,829)
                                                                          ---------    ---------    ---------    ---------
Cumulative effect of change in accounting for goodwill, less applicable
income taxes of $6,117                                                         --           --          8,621         --
                                                                          ---------    ---------    ---------    ---------
      Net income (loss)                                                   $   2,614    $   1,127    $ (14,910)   $  (6,829)
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

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                            Accumulated Other
                                                                                            Comprehensive Loss
                                                      Additional             Loans to   Unrealized    Minimum              Total
                                            Common     Paid-In    Retained   Related     Loss on      Pension          Stockholder's
                                             Stock     Capital     Deficit    Party    Derivatives   Liability  Total     Equity
                                             -----     -------     -------    -----    -----------   ---------  -----     ------
Balance December 31, 2000                  $           $ 81,377   $(26,560)  $ (1,507)   $          $    (94)  $    (94)  $ 53,216

Comprehensive income, net of income taxes:
    Net loss                                                        (6,829)                                                 (6,829)
    Unrealized holding loss on derivatives                                                  (114)                  (114)      (114)
                                                                                                                          --------
        Total comprehensive loss                                                                                            (6,943)
Loans to related party                                                             70                                           70
                                                                  ........   ........    ........   ........   ........   ........

Balance June 30, 2001                      $           $ 81,377   $(33,389)  $ (1,437)   $   (114)  $    (94)  $   (208)  $ 46,343
                                           ========    ========   ========   ========    ========   ========   ========   ========



Balance December 31, 2001                  $           $ 81,377   $(30,604)  $ (1,434)   $   (499)  $    (14)  $   (513)  $ 48,826
                                                                                                                               (14)

Comprehensive income, net of income taxes:
    Net loss                                                       (14,910)                                                (14,910)
    Unrealized holding loss on derivatives                                                   (257)                 (257)      (257)
                                                                                                                          --------
        Total comprehensive loss                                                                                           (15,167)
Loans to related party                                                             58                                           58
                                                                  ........   ........    ........   ........   ........   ........

Balance June 30, 2002                      $           $ 81,377   $(45,514)  $ (1,376)   $   (756)  $    (14)  $   (770)  $ 33,717
                                           ========    ========   ========   ========    ========   ========   ========   ========


        The accompanying notes are an integral part of these statements.

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                    For the Six Months Ended
                                                                                          June 30,
                                                                                       2002         2001
                                                                                       ----         ----
Cash flows from operating activities:
 Net loss                                                                           $(14,910)   $ (6,829)
 Adjustments to reconcile net (loss) to cash flows from operations:
     Depreciation, depletion and amortization                                         14,178      15,580
     Debt issuance amortization                                                          893       1,481
     Cumulative effect of change in accounting for goodwill                           14,738        --
     Deferred income taxes                                                           (12,138)     (6,892)
     Disposal of property, plant and equipment gain                                      (67)       (204)
     Other                                                                              (441)      1,387
     Changes in assets and liabilities, net of the effects from disposed company:
             Trade receivables                                                        (9,944)    (11,086)
             Non-trade receivables                                                      (196)       (796)
             Receivable from/payable to parent                                           (58)         47
             Inventories                                                              (1,447)        175
             Prepaid expenses and other current assets                                  (159)         66
             Accounts payable and accrued liabilities                                  3,107         419
             Accrued interest                                                            (38)       (557)
             Income taxes                                                               (156)        887
                                                                                    --------    --------
                     Net cash used for operating activities                           (6,638)     (6,322)

Cash flows from investing activities:
 Capital expenditures                                                                 (6,994)     (8,434)
 Proceeds from sale of property, plant and equipment                                     264         606
 Loans to related party                                                                   58          70
                                                                                    --------    --------
                 Net cash used for investing activities                               (6,672)     (7,758)

Cash flows from financing activities:

  Increase (decrease) in book overdraft                                                  (69)        354
  Repayment of long-term debt                                                         (5,393)     (4,229)
  Net revolver credit agreement facility                                              17,350      17,700
  Principal payments on capital lease obligations                                       (420)        (33)
                                                                                    --------    --------
                  Net cash provided by financing activities                           11,468      13,792

                  Net decrease in cash and cash equivalents                           (1,842)       (288)

Cash and cash equivalents, beginning of period                                         2,493         860
                                                                                    --------    --------

Cash and cash equivalents, ending of period                                         $    651    $    572
                                                                                    ========    ========

Schedule of noncash financing activities:
Assets acquired by entering into capital lease obligations                          $    955    $  1,209

        The accompanying notes are an integral part of these statements.

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.  Accounting Policies

The unaudited interim condensed consolidated financial statements of Better Minerals & Aggregates Company (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of the reported interim periods. The statements should be read in conjunction with the summary accounting policies and notes to the audited financial statements of the Company included in the Company's 2001 Annual Report on Form 10-K for the year ended December 31, 2001 (the "Form 10-K").

Operating results are not necessarily indicative of the results to be expected for the full year or any other interim period, due to the seasonal, weather-related conditions in certain aspects of the Company's business.

2.  Inventories

At June 30, 2002 and December 31, 2001, inventory consisted of the following:

                                                         June 30,   December 31,
  (In thousands)                                          2002           2001
                                                          ----           ----
  Supplies (net of $185 and $266 obsolescence reserve)  $11,844      $ 11,783
  Raw materials and work in process                       6,006         4,707
  Finished goods                                         14,377        14,290
                                                         ------        ------
                                                        $32,227      $ 30,780
                                                        =======      ========

3.  Acquisitions

On March 14, 2002, Better Materials Corporation, a wholly-owned subsidiary of the Company, entered into a Lease and Option Agreement with A&R Limited Partnership for a three-year period. Under this agreement, Better Materials Corporation obtained all rights, title and interest under property owned by A&R Limited Partnership to an aggregates operation in Latrobe, Pennsylvania. The agreement requires Better Materials to pay a monthly amount for equipment rental and royalties plus a one-time option payment made at the time of closing. Furthermore, the agreement grants Better Materials the right to purchase all of the assets of the operation at any time during the three-year period for a predetermined price less the option payment. The Company expenses all lease payments related to the operation of the facility. The option payment is recorded as an other noncurrent asset on the balance sheet. As of June 30, 2002 the amount included in other noncurrent assets for this option payment totaled $1 million. If the Company decides not to exercise its option by the end of the three-year period, this amount will be expensed at that time.

4.  Segment Information

The Company operates in the industrial minerals and aggregates business segments which are more fully described in the Form 10-K. Reportable segment information for the three and six months ended June 30, 2002 and 2001 was as follows:

                                                        Three Months Ended          Six Months Ended
                                                             June 30,                   June 30,
(In thousands)                                         2002           2001         2002        2001
                                                       ----           ----         ----        ----
Net sales:
      Aggregates                                     $  40,278    $  39,532    $  57,501    $  56,628
      Industrial Minerals                               48,550       50,486       91,140       96,497
      Eliminations                                      (4,570)      (5,251)      (8,250)      (9,399)
                                                     ---------    ---------    ---------    ---------
                Total net sales                      $  84,258    $  84,767    $ 140,391    $ 143,726
                                                     =========    =========    =========    =========
Operating company income (loss):
      Aggregates                                     $   2,201    $   3,776    $  (5,213)   $  (3,335)
      Industrial Minerals                                6,772        6,483        9,499        8,839
                                                     ---------    ---------    ---------    ---------
                Total operating company
                              income                 $   8,973    $  10,259    $   4,286    $   5,504
      General corporate expense                           (173)        (441)        (327)        (701)
                                                     ---------    ---------    ---------    ---------


                Total operating income               $   8,800    $   9,818    $   3,959    $   4,803
                                                     =========    =========    =========    =========
Depreciation, depletion and amortization expense:
      Aggregates                                     $   4,267    $   4,643    $   7,440    $   8,839
      Industrial Minerals                                3,430        3,458        6,857        7,484
      Corporate                                             43           16           86           32
                                                     ---------    ---------    ---------    ---------
                Total depreciation, depletion, and
                          Amortization expense       $   7,740    $   8,117    $  14,383    $  16,355
                                                     =========    =========    =========    =========
Capital expenditures:
      Aggregates                                     $   2,984    $   2,802    $   4,877    $   5,814
      Industrial Minerals                                1,652        1,625        2,117        2,620
                                                     ---------    ---------    ---------    ---------

                Total capital expenditures           $   4,636    $   4,427    $   6,994    $   8,434
                                                     =========    =========    =========    =========

Asset segment information at June 30, 2002 and December 31, 2001 was as follows:

                                               June 30,    December 31,
(In thousands)                                   2002          2001
                                                 ----          ----
Assets:
     Aggregates                                $ 345,414    $ 352,424
     Industrial Minerals                         180,389      173,396
     Corporate                                    22,861       21,823
     Elimination of intersegment receivables     (43,913)     (31,999)
                                               ---------    ---------
            Total assets                       $ 504,751    $ 515,644
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

The Company completed its assessment of goodwill during its second quarter, which resulted in goodwill impairment of $8,621,000, net of income taxes of $6,117,000, and represents the elimination of the entire amount of goodwill previously reported on the balance sheet. In accordance with FAS 142, this amount has been recorded as a cumulative effect of accounting change as of the beginning of the current fiscal year. The Company has performed its assessment of goodwill and other intangible assets by comparing the fair value of the aggregates segment, which has been determined to be the only reporting unit that had goodwill, to its net book value in accordance with the provisions of FAS
142. The goodwill was the result of the acquisitions of the Morie Assets and Commercial Stone completed in 1999. The Company has estimated the fair value of the reporting unit based upon a combination of several valuation methods including residual income, replacement cost and market approaches, giving appropriate weighting to such methods in arriving at an estimate of fair value. The Company's equity is not subject to market quotations.

The following tables reflect the gross carrying value and accumulated amortization of the Company's goodwill and amortizable intangible assets (in thousands) for the periods presented.

                               June 30, 2002              June 30, 2002
                           Gross Carrying Value      Accumulated Amortization
Non-compete agreements             $ 442                      $ 371
                                   -----                      -----
Total                              $ 442                      $ 371
                                   =====                      =====

                             December 31, 2001          December 31, 2001
                           Gross Carrying Value      Accumulated Amortization
Goodwill                          $17,321                    $2,583
Non-compete agreements                442                       323
                                  -------                    ------
Total                             $17,763                    $2,906
                                  =======                    ======

                                    For the three months  For the six months
                                        ended June 30,     ended June 30,
                                     -----------------    -----------------
                                       2002      2001       2002     2001
                                       ----      ----       ----     ----
Reported net income (loss)
before cumulative effect of change
in accounting for goodwill           $ 2,614   $ 1,127   $(6,289)  $(6,829)
Add back: Goodwill Amortization         --         169      --         338
                                     -------   -------   -------   -------
Adjusted net income (loss)           $ 2,614   $ 1,296   $(6,289)  $(6,491)
                                     =======   =======   =======   =======


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

7.  Contingencies

The Company's subsidiary, U.S. Silica Company, has been named as a defendant in an estimated 1,263 product liability claims alleging silica exposure in the period January 1, 2002 to June 30, 2002. U.S. Silica was named as a defendant in 365 similar claims filed in the period of January 1, 2001 to June 30, 2001. U.S. Silica was also named as defendant in 154 similar claims filed in calendar year 1998, 497 filed in 1999, 610 filed in 2000 and 1,320 filed in 2001. U.S. Silica has been named as a defendant in similar suits since 1975; in each of the years 1983, 1987, 1995, 1996, 1998, 1999, 2000 and 2001 more than 100 claims were filed against U.S. Silica. The plaintiffs, who allege that they are employees or former employees of U.S. Silica's customers, claim that its silica products were defective or that it acted negligently in selling its silica products without a warning, or with an inadequate warning. The plaintiffs further claim that these alleged defects or negligent actions caused them to suffer injuries and sustain damages as a result of exposure to its products. In almost all cases, the injuries alleged by the plaintiffs are silicosis or "mixed dust disease," a claim that allows the plaintiffs to pursue litigation against the sellers of both crystalline silica and other minerals. There are no pending claims of this nature against any of the Company's other subsidiaries.

As of June 30, 2002, there were estimated 3,505 silica-related products liability claims pending in which U.S. Silica is a defendant. Almost all of the claims pending against U.S. Silica arise out of the alleged use of U.S. Silica products in foundries or as an abrasive blast media and have been filed in the states of Texas and Mississippi.

ITT Industries, Inc., successor to a former owner of U.S. Silica, has agreed to indemnify U.S. Silica for third party silicosis claims (including litigation expenses) filed against it prior to September 12, 2005 alleging exposure to U.S. Silica products for the period prior to September 12, 1985, to the extent of the alleged exposure prior to that date. This indemnity is subject to an annual deductible of $275,000, which is cumulative and subject to carry-forward adjustments. The Company fully accrued this deductible on a present value basis when it acquired U.S. Silica. As of June 30, 2002 and December 31, 2001, this accrual amounted to $1.8 million. Pennsylvania Glass Sand Corporation, predecessor to U.S. Silica, was a named insured on insurance policies issued to ITT Industries for the period April 1, 1974 to September 12, 1985 and to U.S. Borax (another former owner) for the period September 12, 1985 to December 31, 1985. To date, we have not sought coverage under these policies. Although we cannot provide any assurance, coverage under these policies may be available to us. Ottawa Silica Company (a predecessor that merged into U.S. Silica in 1987) had insurance coverage on an occurrence basis prior to July 1, 1985.

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

U.S. Silica records amounts for product liability claims based on estimates of its portion of the cost to be incurred for all pending product liability claims and estimates based on the present value of an incurred but not reported liability for unknown claims for exposures that occurred before 1976, when it began warning its customers and their employees of the health effects of crystalline silica. Estimated amounts recorded are net of any expected recoveries from insurance policies or the ITT Industries indemnity. The amounts recorded for product liability claims are estimates, which are reviewed periodically by management and legal counsel and adjusted to reflect additional information when available. The process of estimating and recording amounts for product liability claims is imprecise and based on a variety of assumptions some of which, while reasonable at the time, may prove to be inaccurate. As of June 30, 2002 and December 31, 2001, the Company had recorded as an other noncurrent liability $5.6 million and $4.6 million, respectively, for product liability claims.

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

9. Debt Covenants

The Company was in compliance with its various debt covenants as of June 30, 2002. The Company believes, based on its calendar year 2002 forecast, that it will be in compliance with the leverage ratio and interest coverage ratio covenants contained in the credit agreement, as amended, throughout calendar year 2002. In the event that the Company does not substantively achieve its 2002 forecast, it will be necessary to seek further amendments to the senior credit agreement covenants. While the Company obtained amendments and waivers under this agreement in the past, there can be no assurance that future amendments or waivers will be granted or that such amendments or waivers, if granted, would be on terms satisfactory to the Company.

10. Income Taxes

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

Overview

        We mine, process and market industrial minerals, principally industrial silica, in the eastern and midwestern United States. We also mine, process and market aggregates and produce and market hot mixed asphalt in certain parts of Pennsylvania and New Jersey. We are a holding company that conducts substantially all our operations through our subsidiaries. Our end use markets for our silica products include container glass, fiberglass, specialty glass, flat glass, fillers and extenders, chemicals and ceramics. We also supply our silica products to the foundry, building materials and other end use markets. Our customers use our aggregates, which consist of high quality crushed stone, construction sand and gravel, for road construction and maintenance, other infrastructure projects and residential and commercial construction and to produce hot mixed asphalt and concrete products. We also use our aggregates to produce hot mixed asphalt. We operate a network of 29 production facilities in 14 states. Our industrial minerals business (substantially all the sales of which consist of silica products) and our aggregates business accounted for 65% and 35% of our sales, respectively, for the six months ended June 30, 2002.

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

Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001

        Sales. Sales decreased $0.5 million, or 0.6%, to $84.3 million in the three months ended June 30, 2002 from $84.8 million in the three months ended June 30, 2001.

        Sales of industrial minerals decreased $1.9 million, or 3.8% to $48.6 million in the three months ended June 30, 2002 from $50.5 million in the three months ended June 30, 2001. The primary reason behind the decrease in industrial minerals sales was a $2.0 million decrease in transportation sales as several customers have changed their terms with us and now pay these charges directly to the transportation companies. Excluding all transportation sales, industrial minerals product sales increased $0.1 million to $40.9 million in the three months ended June 30, 2002 from $40.8 million in the three months ended June 30, 2001. The primary reasons behind the increase in product sales was a 4.7% increase in average selling prices due to improved product mix on increased sales of calcined kaolin, aplite and our ground and fine ground silica, offset by a 79,000 ton, or 4.5%, reduction in overall volume shipped, primarily in the recreational and oil & gas extraction market segments.

        Sales of aggregates increased $0.8 million, or 2.0% to $40.3 million in the three months ended June 30, 2002 from $39.5 million in the three months ended June 30, 2001. Included in aggregates sales are intercompany shipments to our industrial minerals business that are then resold to customers. These intercompany shipments are eliminated in consolidation and totaled $4.6 million in the three months ended June 30, 2002 and $5.3 million in the three months ended June 30, 2001. Excluding the intercompany shipments, net sales of aggregates increased $1.5 million, or 4.4% to $35.7 million in the three months ended June 30, 2002 from $34.2 million in the three months ended June 30, 2001. The increase in aggregates sales was primarily due to an increase in stone and asphalt sales to customers from two new leased sites acquired in 2002. Stone and asphalt sales to customers from our plants that were operated by us in previous years declined 1.6% and 17.0%, respectively.

        Cost of Goods Sold. Cost of goods sold decreased $0.7 million, or 1.1%, to $61.7 million in the three months ended June 30, 2002 from $61.0 million in the three months ended June 30, 2001.

        Cost of goods sold for our industrial minerals business decreased $2.5 million, or 6.7% to $34.9 million in the three months ended June 30, 2002 from $37.4 million in the three months ended June 30, 2001. Included in cost of goods sold are the costs of the intercompany shipments from our aggregates business as noted earlier. The cost of these intercompany shipments are eliminated in consolidation and decreased $0.7 million to $4.6 million in the three months ended June 30, 2002 from $5.3 million in the three months ended June 30, 2001. Excluding the intercompany eliminations, the remaining decrease in cost of goods sold was primarily due to the $2.0 million decrease in transportation sales noted earlier, and a $0.6 million decrease in the cost of drier fuel.

        Cost of goods sold for aggregates increased $2.6 million, or 9.0% to $31.4 million in the three months ended June 30, 2002 from $28.8 million in the three months ended June 30, 2001. The primary reasons behind the increase in aggregates cost of goods sold was a 2.9% increase in the volume of material sold and increased operating costs from our two new leased operations totalling $2.9 million.

      Depreciation, Depletion and Amortization. Depreciation, depletion and amortization decreased $0.4 million, or 4.9%, to $7.7 million in the three months ended June 30, 2002 from $8.1 million in the three months ended June 30, 2001. This decrease was primarily due to a $0.3 million reduction in goodwill amortization from the adoption of Statement of Financial Accounting Standards No. 142.

      Selling, General and Administrative. Selling, general and administrative expenses increased $0.1 million, or 1.7%, to $6.0 million in the three months ended June 30, 2002 from $5.9 million in the three months ended June 30, 2001. This increase was primarily due to a $0.4 million increase in the amounts provided for product liability claims relating to occupational health claims, partially offset by a $0.1 million decrease in management fees to D. George Harris & Associates, one of our equity sponsors.

      Operating Income. Operating income was $8.8 million in the three months ended June 30, 2002 as compared to $9.8 million in the three months ended June 30, 2001, due to the factors noted earlier.

      Interest (Income) Expense. Interest expense decreased $0.9 million, or 10.1%, to $8.0 million in the three months ended June 30, 2002 from $8.9 million in the three months ended June 30, 2001 due primarily to decreased interest rates.

      Benefit for Income Taxes. The benefit for income taxes for the three months ended June 30, 2002 has been adjusted to reflect the estimated benefit for the first half of the year using an estimated annual effective tax rate of 45%.

      Net Income. Net income increased $1.5 million to $2.6 million in the three months ended June 30, 2002 from $1.1 million in the three months ended June 30, 2001 primarily as a result of the factors noted earlier, and the $1.3 million increase in the benefit for income taxes.

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

        Sales. Sales decreased $3.3 million, or 2.3%, to $140.4 million in the six months ended June 30, 2002 from $143.7 million in the six months ended June 30, 2001.

        Sales of industrial minerals decreased $5.4 million, or 5.6% to $91.1 million in the six months ended June 30, 2002 from $96.5 million in the six months ended June 30, 2001. The primary reason behind the decrease in industrial minerals sales was a $3.4 million decrease in transportation sales as several customers have changed their terms with us and now pay these charges directly to the transportation companies. Excluding all transportation sales, industrial minerals product sales decreased $2.0 million to $76.2 million in the six months ended June 30, 2002 from $78.2 million in the six months ended June 30, 2001. The primary reasons behind the decrease in product sales was a 5.3% or 178,000 ton decrease in volume, primarily in the specialty glass, oil & gas extraction and recreational market segments partially offset by a 2.8% increase in average selling prices due to improved product mix on increased sales of calcined kaolin, and aplite.

        Sales of aggregates increased $0.9 million, or 1.6% to $57.5 million in the six months ended June 30, 2002 from $56.6 million in the six months ended June 30, 2001. Included in aggregates sales are intercompany shipments to our industrial minerals business that are then resold to customers. These intercompany shipments are eliminated in consolidation and totaled $8.3 million in the six months ended June 30, 2002 and $9.4 million in the six months ended June 30, 2001. Excluding the intercompany shipments, net sales of aggregates increased $2.0 million, or 4.2% to $49.2 million in the six months ended June 30, 2002 from $47.2 million in the six months ended June 30, 2001. The increase in aggregates sales was primarily due to an increase in stone and asphalt sales to customers from two new leased sites acquired in 2002, and a 4.0% increase in stone sales from our pre-existing , or heritage, sites, partially offset by an 18.1% decrease in asphalt sales to customers from our heritage asphalt plants.

        Cost of Goods Sold. Cost of goods sold decreased $1.6 million, or 1.4%, to $109.9 million in the six months ended June 30, 2002 from $111.5 million in the six months ended June 30, 2001.

        Cost of goods sold for our industrial minerals business decreased $6.4 million, or 8.7% to $66.8 million in the six months ended June 30, 2002 from $73.2 million in the six months ended June 30, 2001. Included in cost of goods sold are the costs of the intercompany shipments from our aggregates business as noted earlier. The cost of these intercompany shipments are eliminated in consolidation and decreased $1.1 million to $8.3 million in the six months ended June 30, 2002 from $9.4 million in the six months ended June 30, 2001. Excluding the intercompany eliminations, the remaining decrease in cost of goods sold was primarily due to the $3.4 million decrease in transportation sales noted earlier, and a $2.1 million decrease in the cost of drier fuel.

        Cost of goods sold for aggregates increased $3.7 million, or 8.0% to $50.1 million in the six months ended June 30, 2002 from $46.4 million in the six months ended June 30, 2001. The primary reasons behind the increase in aggregates cost of goods sold was increased operating costs from our two new leased operations totalling $2.9 million, and increased repairs and maintenance costs at pre-existing operations.

      Depreciation, Depletion and Amortization. Depreciation, depletion and amortization decreased $2.0 million, or 12.2%, to $14.4 million in the six months ended June 30, 2002 from $16.4 million in the six months ended June 30, 2001. This decrease was primarily due to a $0.6 million reduction in goodwill amortization from the adoption of Statement of Financial Accounting Standards No. 142, a $0.5 million reduction in amortization from the completion in 2001 of the amortization period of a five year non-compete agreement with our former parent, and a $0.6 million reduction in depreciation expense as several plant assets were fully depreciated in 2001.

      Selling, General and Administrative. Selling, general and administrative expenses increased $1.0 million, or 9.0%, to $12.1 million in the six months ended June 30, 2002 from $11.1 million in the six months ended June 30, 2001. This increase was primarily due to a $0.8 million increase in the amounts provided for product liability claims relating to occupational health claims and normal inflationary factors, partially offset by a $0.2 million decrease in management fees to D. George Harris & Associates.

      Operating Income. Operating income was $4.0 million in the six months ended June 30, 2002 as compared to $4.8 million in the six months ended June 30, 2001, due to the factors noted earlier.

      Interest (Income) Expense. Interest expense decreased $2.7 million, or 14.3%, to $16.2 million in the six months ended June 30, 2002 from $18.9 million in the six months ended June 30, 2001 due primarily to decreased interest rates.

      Benefit for Income Taxes. The benefit for income taxes for the six months ended June 30, 2002 has been limited to the tax benefits expected to be realizable for the full year, which resulted in an estimated effective tax rate of approximately 45%. The benefit for income taxes for the six months ended June 30, 2001 was based on an estimated annual effective tax rate of 49%.

      Net Loss Before Cumulative Effect of Change in Accounting for Goodwill. Net loss before the cumulative effect of change in accounting for goodwill decreased $0.5 million to $6.3 million in the six months ended June 30, 2002 from $6.8 million in the six months ended June 30, 2001, primarily as a result of the factors noted earlier.

      Cumulative Effect of Change in Accounting for Goodwill. Under Statement of Financial Accounting Standards No. 142, we were required to perform an asset impairment test on all goodwill recorded on our books as of January 1, 2002. The goodwill was the result of the acquisitions of the Morie Assets and Commercial Stone completed in 1999. The result of the impairment test was a complete write-down of the $14.7 million of goodwill recorded as an asset as of January 1, 2002. The $8.6 million expense recorded in the six months ended June 30, 2002 is net of applicable income taxes of $6.1 million. See note 5 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

      Net Loss. Net loss for the six months ended June 30, 2002 was $14.9 million as compared to a net loss of $6.8 million in the six months ended June 30, 2001 due to the factors noted earlier.

Liquidity and Capital Resources

          Our principal liquidity requirements have historically been to service our debt, meet our working capital, capital expenditures and mine development expenditure needs and finance acquisitions. We are a holding company and as such we conduct substantially all our operations through our subsidiaries. As a holding company, we are dependent upon dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations, and have historically met our liquidity and capital investment needs with internally generated funds, supplemented from time to time by borrowings under our revolving credit facility. Conversely, we have funded our acquisitions through borrowings and equity investments. Our total debt as of June 30, 2002 was $300.0 million and our total stockholder's equity as of that date was $33.7 million, giving us total debt representing approximately 90% of total capitalization. Our debt level makes us more vulnerable to economic downturns and adverse developments in our business.

          Net cash used in operating activities was $6.6 million for the six months ended June 30, 2002 compared to $6.3 million for the six months ended June 30, 2001. Cash used in operating activities increased $0.3 million in the first six months of 2002 due primarily to a $1.1 million decrease in accounts receivable collections and a $1.4 million increase in inventory, offset by $2.7 million in the timing of accounts payable. Cash interest paid in the six months ended June 30, 2002 was $15.2 million, a decrease of $2.6 million from the $17.8 million paid in the six months ended June 30, 2001, primarily as a result of decreased interest rates.

          Net cash used for investing activities decreased $1.1 million to $6.7 million for the six month period ended June 30, 2002 from $7.8 million for the six month period ended June 30, 2001. This decrease primarily resulted from a $1.4 million decrease in capital expenditures, offset by a $0.3 million decrease in proceeds from excess land and property sales.

          Cash flow provided by financing activities was $11.5 million for the six months ended June 30, 2002 as compared to $13.8 million for the six months ended June 30, 2001. Principal payments on long-term debt and capital leases were $1.2 million and $0.4 million, respectively, greater in the first six months of 2002 than in the same period in 2001. In addition, there was $0.3 million less borrowed under the working capital facility and a $0.4 million change in checks outstanding in excess of cash.

          Interest payments on our 13% senior subordinated notes due 2009 ($150 million outstanding as of June 30, 2002) which are unconditionally and irrevocably guaranteed, jointly and severally, by each of our subsidiaries, debt service under our senior secured credit agreement described below, working capital, capital expenditures and mine development expenditures, incurred in the normal course of business as current deposits are depleted, represent our significant liquidity requirements.

          Under our senior secured credit agreement, as of June 30, 2002, we had $28.0 million outstanding under the tranche A term loan facility (which matures in September 2005) and $90.5 million outstanding under the tranche B term loan facility (which matures in September 2007). In addition, this credit agreement provides us with a $50 million revolving credit facility. The revolving credit facility was partially drawn for $30.7 million as of June 30, 2002, and $9.4 million was allocated for letters of credit, leaving $9.9 million available for our use. The revolving credit facility is available for general corporate purposes, including working capital and capital expenditures, but excluding acquisitions, and includes sublimits of $12.0 million and $3.0 million, respectively, for letters of credit and swingline loans. Debt under the senior secured credit agreement is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable and other intangibles. For a further description of our senior secured credit agreement, including certain restrictions that it imposes upon us and certain quarterly and annual financial covenants that it requires us to maintain, please see note 6 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

            As of June 30, 2002, the total of our future contractual cash commitments, including the repayment of our debt obligations under our senior secured credit agreement and our senior subordinated notes, is summarized as follows:

Contractual Cash Obligations                       Payments Due by Period
(In millions)
                                             Less than                    After
                                        Total 1 year 1-3 years 4-5 years 5 years
Senior Long-Term Debt (1)            $  149.2 $ 10.6 $  21.2 $  105.4 $   12.0
Subordinated Long-Term Debt             150.0    --      --       --     150.0
Capital Lease Obligations (2)             4.1    1.2     2.2      0.7       --
Operating Lease Obligations (2)(3)(4)     6.7    2.7     3.3      0.5      0.2
Other Long-Term Obligations (3)(4)        3.8    1.4     1.9      0.4      0.1
Total Contractual Cash Obligations   $  313.8 $ 15.9 $  28.6 $  107.0 $  162.3
---------------------------------

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

(3) In March 2001, we entered into a sublease and option agreement for all rights, title and interest under leases held, and property owned, of a Pennsylvania aggregates operation known as the Jim Mountain Quarry. The original term of this agreement expires in March 2004. Included in our operating lease obligations is $0.4 million for our annual rental expense, and included in other long-term obligations is $0.8 million in annual payments covering an option to purchase the quarry and minimum annual royalty payments. If we decide not to exercise this option, any related amounts recorded will be expensed at that time. As of June 30, 2002, the total amount included in other noncurrent assets for option payments totaled $0.8 million. For a further description of this agreement, please see note 3 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

(4) In March 2002, we entered into a lease and option agreement for all rights, title and interest under property owned of an aggregates operation located in Latrobe, Pennsylvania. The original term of this agreement expires in March 2005. Included in our operating lease obligations is $0.7 million in annual rental and operating expenses and included in other long-term obligations is $0.5 million in minimum royalties. As of June 30, 2002, the total amount included in other noncurrent assets for option payments totaled $1.0 million. For a further description of this agreement, please see note 3 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.


          Capital expenditures totaled $7.0 million in the six months ended June 30, 2002 compared with $8.4 million in the six months ended June 30, 2001. Our expected capital expenditure requirements for the remainder of 2002 and 2003 are $8.0 million and $15.0 million, respectively.

            We were in compliance with the various debt covenants contained in our senior secured credit agreement as of June 30, 2002. We believe, based on our calendar year 2002 forecast, that we will be in compliance with the amended leverage ratio and interest coverage ratio covenants contained in the senior secured credit agreement throughout calendar year 2002. In the event that we do not substantially achieve our 2002 forecast, it will be necessary to seek further amendments to the senior secured credit agreement covenants. While we obtained amendments and waivers under the senior secured credit agreement in the past, there can be no assurance that future amendments or waivers will be granted or that such amendments or waivers, if granted, would be on terms satisfactory to us. Any failure to obtain any required amendments or waivers under our senior secured credit agreement could affect the availability of future borrowings under the revolving credit facility

          Our ability to satisfy our debt obligations and to pay principal and interest on our debt, fund working capital, mine development and acquisition requirements and make anticipated capital expenditures will depend on the future performance of our subsidiaries, which is subject to general economic, financial and other factors, some of which are beyond our control. We cannot be certain that the cash earned by our subsidiaries will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. We believe, however, that based on current levels of operations and anticipated growth, cash flow from operations, together with borrowings under the revolving credit facility, will be adequate for at least the next twelve months to make required payments of principal and interest on our debt and fund working capital, mine development and capital expenditure requirements. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the revolving credit facility in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If we do not have enough cash, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity, in each case, only to the extent we are permitted to do so under our debt agreements. We cannot guarantee that we will be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us, if at all.

Significant Factors Affecting Our Business

            Our Annual Report on Form 10-K contains a description of some of the more significant factors affecting our business under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Factors Affecting Our Business". The following is an update to these significant factors.

            Silica Health Risks and Litigation May Have a Material Adverse Effect on Our Business. One of our subsidiaries, U.S. Silica, has been named as a defendant in an estimated 1,263 product liability claims alleging silica exposure in the period January 1, 2002 to June 30, 2002. U.S. Silica was named as a defendant in 365 similar claims filed in the period of January 1, 2001 to June 30, 2001. U.S. Silica was also named as defendant in 154 similar claims filed in calendar year 1998, 497 filed in 1999, 610 filed in 2000 and 1,320 filed in 2001. U.S. Silica has been named as a defendant in similar suits since 1975; in each of the years 1983, 1987, 1995, 1996, 1998, 1999, 2000 and 2001 more than 100 claims were filed against U.S. Silica. The plaintiffs, who allege that they are employees or former employees of our customers, claim that our silica products were defective or that we acted negligently in selling our silica products without a warning, or with an inadequate warning. The plaintiffs further claim that these alleged defects or negligent actions caused them to suffer injuries and sustain damages as a result of exposure to our products. In almost all cases, the injuries alleged by the plaintiffs are silicosis or "mixed dust disease," a claim that allows the plaintiffs to pursue litigation against the sellers of both crystalline silica and other minerals. There are no pending claims of this nature against any of our other subsidiaries.

            As of June 30, 2002, there were estimated 3,505 silica-related products liability claims pending in which U.S. Silica is a defendant. Almost all of the claims pending against U.S. Silica arise out of the alleged use of U.S. Silica products in foundries or as an abrasive blast media and have been filed in the states of Texas and Mississippi.

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

            We record amounts for product liability claims based on estimates of our portion of the cost to be incurred for all pending product liability claims and estimates based on the present value of an incurred but not reported liability for unknown claims for exposures that occurred before 1976, when we began warning our customers and their employees of the health effects of crystalline silica. Estimated amounts recorded are net of any expected recoveries from insurance policies or the ITT Industries indemnity. The amounts recorded for product liability claims are estimates, which are reviewed periodically by management and legal counsel and adjusted to reflect additional information when available. The process of estimating and recording amounts for product liability claims is imprecise and based on a variety of assumptions some of which, while reasonable at the time, may prove to be inaccurate. As of June 30, 2002 and December 31, 2001, we had recorded as an other noncurrent liability $5.6 million and $4.6 million, respectively, for product liability claims.

Recent Accounting Pronouncements

      Effective January 1, 2002 we adopted Statement of Financial Accounting Standards No. 142 (FAS 142), Goodwill and Other Intangible Assets. FAS 142 eliminates goodwill amortization and requires an evaluation of potential goodwill impairment upon adoption, as well as subsequent annual valuations, or more frequently if circumstances indicate a possible impairment. Adoption of FAS 142 eliminated annual goodwill amortization expense of approximately $1.2 million.

      We completed our assessment of goodwill during the second quarter, which resulted in goodwill impairment of $8.6 million, net of income taxes of $6.1 million, and represents the elimination of the entire amount of goodwill previously reported on our balance sheet. In accordance with FAS 142, this amount has been recorded as a cumulative effect of accounting change as of the beginning of our current fiscal year. We performed our assessment of goodwill and other intangible assets by comparing the fair value of the aggregates segment, which was determined to be the reporting unit for such measurement purposes, to its net book value in accordance with the provisions of FAS 142. Since our equity is not subject to quotations, we estimated the fair value of the reporting unit based upon a combination of historical and projected results giving appropriate weighting to such data in arriving at an estimate of fair value.

Statement of Financial Accounting Standards No. 143 (FAS 143), Accounting for Asset Retirement Obligations, was issued in June 2001. FAS 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets. FAS 143 is effective for our fiscal year beginning January 1, 2003 and we are evaluating the impact, if any, of adopting this Standard.

Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001. FAS 144 establishes accounting and reporting standards for impairment of long-lived assets to be disposed of. FAS 144 is effective for fiscal years beginning after December 15, 2001, and, accordingly, we adopted the standard effective January 1, 2002. The adoption of FAS 144 did not have a material impact on our consolidated financial statements.

Sarbanes-Oxley Act of 2002

     The certification by our chief executive officer and chief financial officer of this Quarterly Report Form 10-Q, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), has been submitted to the Securities and Exchange Commission as correspondence accompanying this Quarterly Report.

Forward-Looking Statements

        This quarterly report, including this management's discussion and analysis of financial condition and results of operations section, includes "forward- looking statements." We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our plans, intentions and expectations reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that our plans, intentions or expectations will be achieved. We believe that the following factors, among others, could affect our future performance and cause actual results to differ materially from those expressed or implied by these forward-looking statements: (1) general and regional economic conditions, including the economy in the states in which we have production facilities and in which we sell our products; (2) demand for residential and commercial construction; (3) demand for automobiles and other vehicles; (4) levels of government spending on road and other infrastructure construction; (5) the competitive nature of the industrial minerals and aggregates industries; (6) operating risks typical of the industrial minerals and aggregates industries;
(7) difficulties in, and unanticipated expense of, assimilating newly-acquired businesses; (8) fluctuations in prices for, and availability of, transportation, power, petroleum based products and other energy products; (9) unfavorable weather conditions; (10) regulatory compliance, including compliance with environmental and silica exposure regulations, by us and our customers; (11) litigation affecting our customers; (12) product liability litigation by our customers' employees affecting us; (13) changes in the demand for our products due to the availability of substitutes for products of our customers; (14) labor unrest; and (15) interest rate changes and changes in financial markets generally.


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

August 14, 2002          Better Minerals & Aggregates Company

                         By: /s/ Gary E. Bockrath
                             ------------------------------
                             Name:   Gary E. Bockrath
                             Title:  Vice President and Chief Financial Officer