Form 10-Q
period 2002-09-30
BETTER MINERALS & AGGREGATES CO
filed 2002-11-13
CIK 1108673

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

(Mark One)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the quarterly period ended September 30, 2002

                                       or

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

                  Class                  Outstanding as of November 1, 2002
                  -----                  ----------------------------------

                  Common Stock           100 shares

                      Better Minerals & Aggregates Company
                                 Form 10-Q Index


                                                                   Page
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2002
(unaudited) and December 31, 2001.........................                     1
Condensed Consolidated Statements of Operations for the quarter and nine months ended September 30, 2002 and September 30, 2001 (unaudited).. 3 Condensed Consolidated Statements of Stockholder's Equity for the quarter and nine months ended September 30, 2002 and September 30, 2001 (unaudited).. 4 Condensed Consolidated Statements of Cash Flows for the nine months ended
September 30, 2002 and September 30, 2001 (unaudited)........................  5
Notes to Condensed Consolidated Financial Statements.........................  6

Item 2.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................... 11

Item 3.         Quantitative and Qualitative Disclosures About Market Risk... 19

Item 4.         Controls and Procedures...................................... 19

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings............................................ 20

Item 3.         Defaults Upon Senior Securities.............................. 20

Item 5.         Other Events................................................. 20


Signatures

Certifications

Exhibits

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                        September 30,   December 31,
                                                                             2002           2001
                                                                         (Unaudited)


Assets
Current:
     Cash and cash equivalents                                           $     646    $   2,493
     Accounts receivable:
      Trade, less allowance for doubtful accounts of $1,610 and $1,824      56,870       45,241
      Other                                                                  3,413        2,338
     Inventories                                                            30,370       30,780
     Prepaid expenses and other current assets                               4,657        2,979
     Deferred income taxes                                                   4,276        4,276
     Income tax deposits
                                                                               935         --
                                                                           -------      -------
        Total current assets                                               101,167       88,107

Property, plant and equipment:
     Mining property                                                       264,740
                                                                                        264,611
     Mine development                                                       11,381
                                                                                         11,350
     Land                                                                   27,059       26,691
     Land improvements                                                       5,822
                                                                                          6,018
     Buildings                                                              36,781       36,878
     Machinery and equipment                                               175,528      169,122
     Furniture and fixtures                                                  1,923        1,923
     Construction-in-progress
                                                                            11,047        6,871
                                                                           -------      -------
                                                                           534,446      523,299
     Accumulated depletion, depreciation and amortization                 (143,866)    (121,944)
                                                                           -------      -------
      Property, plant and equipment, net                                   390,580      401,355

Other noncurrent:
     Goodwill and non compete agreements, net                                   46       14,857
     Debt issuance costs                                                     9,233       10,566
     Other noncurrent assets                                                 2,486          759
                                                                           -------      -------
        Total other noncurrent                                              11,765       26,182
                                                                           -------      -------
        Total assets                                                     $ 503,512    $ 515,644
                                                                           =======      =======

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                         September 30,    December 31,
                                                                             2002             2001
                                                                          (Unaudited)
Liabilities
Current:
     Book overdraft                                                        $   2,812    $   7,142
     Accounts payable                                                         16,742       13,012
     Accrued liabilities                                                      15,257       11,872
     Due to parent
                                                                               2,347        2,405
     Accrued interest                                                          2,431        7,391
     Current portion of capital leases                                         1,019          813
     Current portion of long-term debt                                        10,841       10,745
     Income taxes                                                               --            439
                                                                             -------      -------
              Total current liabilities                                       51,449       53,819

Noncurrent liabilities:
     Deferred income taxes                                                    79,869       92,720
     Obligations under capital leases                                          2,666        2,583
     Long-term debt, net of current portion                                  291,380      277,341
     Other noncurrent liabilities                                             42,411       40,355
                                                                             -------      -------
              Total noncurrent liabilities                                   416,326      412,999

Commitments and contingencies (see notes 7 and 9)

Stockholder's Equity

Common stock, par value $.01, authorized 5,000 shares, issued 100 shares        --            --
Additional paid-in capital                                                    81,377       81,377
Loan to related party                                                         (1,402)      (1,434)
Retained deficit                                                             (43,063)     (30,604)
Accumulated other comprehensive (loss)                                        (1,175)        (513)
              Total stockholder's equity                                      35,737       48,826
                                                                             -------      -------
              Total liabilities and stockholder's equity                   $ 503,512    $ 515,644
                                                                             =======      =======



        The accompanying notes are an integral part of these statements.

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                  For the Quarter Ended             For the Nine Months Ended
                                                                      September 30,                       September 30,
                                                                      -------------                       -------------
                                                                 2002              2001               2002              2001
                                                                 ----              ----               ----              ----

Net sales                                                       $ 89,720           $ 90,957         $ 230,111         $ 234,683
Cost of goods sold                                                66,669             64,794           176,610           176,267
Depreciation, depletion and amortization                           8,107              8,358            22,491            24,713
Selling, general & administrative                                  6,104              5,755            18,212            16,850
                                                                 -------            -------           -------           -------
         Operating income                                          8,840             12,050            12,798            16,853
Interest expense                                                   7,923              8,628            24,171            27,544
Other income, net of interest income                                 (40)              (215)             (970)             (809)
                                                                 -------            -------           -------           -------
         Income (loss) before income taxes                           957              3,637           (10,403)           (9,882)
Benefit for income taxes                                          (1,495)            (1,394)           (6,565)           (8,085)
                                                                 -------            -------           -------           -------
         Net income (loss) before cumulative effect of
         change in accounting for goodwill                      $  2,452           $  5,031          $ (3,838)         $ (1,797)
                                                                 -------            -------           -------           -------
Cumulative effect of change in accounting for goodwill,
less applicable income taxes of $6,117                                --                 --             8,621                --
                                                                 -------            -------           -------           -------
         Net income (loss)                                      $  2,452           $  5,031         $ (12,459)         $ (1,797)
                                                                 =======            =======           =======           =======

        The accompanying notes are an integral part of these statements.

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                      Accumulated Other
                                                                                     Comprehensive Loss
                                                   Additional             Loans to  Unrealized   Minimum            Total
                                         Common     Paid-In    Retained   Related    Loss on     Pension         Stockholder's
                                          Stock     Capital     Deficit    Party    Derivatives Liability Total   Equity
                                         ------     -------     -------    -----    ----------- --------- -----   ------
Balance December 31, 2000                 $           $81,377  $ (26,560)  $(1,507)  $        $ (94)   $  (94)     $ 53,216

Comprehensive income, net of income taxes:
   Net loss                                                      (1,797)                                             (1,797)
   Unrealized holding loss on derivatives                                               (565)             (565)        (565)
                                                                                                                    -------
      Total comprehensive loss                                                                                       (2,362)
Loans to related party                                                         229                                      229
                                           -------     -------   -------    ------     ------  -----    -------     -------
Balance September 30, 2001                $    --      $81,377  $(28,357)  $(1,278)   $ (565) $ (94)   $  (659)    $ 51,083
                                           =======     =======   =======    ======     ======  =====    =======     =======


Balance December 31, 2001                 $            $81,377  $(30,604)  $(1,434)   $ (499) $ (14)   $  (513)    $ 48,826


Comprehensive income, net of income taxes:
   Net loss                                                      (12,459)                                           (12,459)
   Unrealized holding loss on derivatives                                               (662)             (662)        (662)
      Total comprehensive loss                                                                                      (13,121)
Loans to related party                                                          32                                       32
                                           -------     -------   -------    ------     ------  -----    -------     -------
Balance September 30, 2002              $      --      $81,377  $(43,063)  $(1,402)   $(1,161) $ (14)  $ (1,175)   $ 35,737
                                           =======     =======   =======    ======     ======  =====    =======     =======

        The accompanying notes are an integral part of these statements.

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                   For the Nine Months Ended
                                                                                        September 30,
                                                                                       2002         2001
                                                                                       ----         ----
Cash flows from operating activities:
   Net loss                                                                          $(12,459)   $ (1,797)
   Adjustments to reconcile net (loss) to cash flows from operations:
      Depreciation, depletion and amortization                                         22,223      23,654
      Debt issuance amortization                                                        1,333       1,937
      Cumulative effect of change in accounting for goodwill                           14,738        --
      Deferred income taxes                                                           (12,851)     (8,908)
      Disposal of property, plant and equipment gain                                      (94)       (150)
      Other                                                                             1,003       1,758
      Changes in assets and liabilities, net of the effects from disposed company:
            Trade receivables                                                         (11,629)    (16,895)
            Non-trade receivables                                                      (1,075)     (1,348)
            Receivable from/payable to parent                                             (58)         49
            Inventories                                                                   410         844
            Prepaid expenses and other current assets                                  (1,678)       (296)
            Accounts payable and accrued liabilities                                    7,115       2,111
            Accrued interest                                                           (4,960)     (5,759)
            Income taxes                                                               (1,374)      2,155
                                                                                       ------      ------
                  Net cash provided by (used for) operating activities                    644      (2,645)

Cash flows from investing activities:
      Capital expenditures                                                            (12,048)    (10,911)
      Proceeds from sale of property, plant and equipment                                 386         589
      Loans to related party                                                               32         229
                                                                                       ------      ------
                  Net cash used for investing activities                              (11,630)    (10,093)

Cash flows from financing activities:
      Increase (decrease) in book overdraft                                            (4,330)      3,092
      Repayment of long-term debt                                                      (7,815)     (6,352)
      Net revolver credit agreement facility                                           21,950      16,350
      Principal payments on capital lease obligations                                    (666)       (218)
                                                                                       ------      ------
                  Net cash provided by financing activities                             9,139      12,872

                  Net decrease in cash and cash equivalents                            (1,847)        134

Cash and cash equivalents, beginning of period                                          2,493         860
                                                                                       ------      ------
Cash and cash equivalents, ending of period                                           $   646     $   994
                                                                                       ======      ======
Schedule of noncash financing activities:
Assets acquired by entering into capital lease obligations                            $   955     $ 3,136

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

2.  Inventories

At September 30, 2002 and December 31, 2001, inventory consisted of the following:

                                                     September 30,  December 31,
  (In thousands)                                           2002          2001
                                                           ----          ----
  Supplies (net of $178 and $266 obsolescence reserve)   $12,144       $ 11,783
  Raw materials and work in process                        5,042          4,707
  Finished goods                                          13,184         14,290
                                                          ------         ------
                                                         $30,370       $ 30,780
                                                          ======         ======
3.  Acquisitions

On March 14, 2002, Better Materials Corporation, a wholly-owned subsidiary of the Company, entered into a Lease and Option Agreement with A&R Limited Partnership for a three-year period. Under this agreement, Better Materials Corporation obtained all rights, title and interest under property owned by A&R Limited Partnership to an aggregates operation in Latrobe, Pennsylvania. The agreement requires Better Materials to pay a monthly amount for equipment rental and royalties plus a one-time option payment made at the time of closing. Furthermore, the agreement grants Better Materials the right to purchase all of the assets of the operation at any time during the three-year period for a predetermined price less the option payment. The Company expenses all lease payments related to the operation of the facility. The option payment is recorded as an other noncurrent asset on the balance sheet. As of September 30, 2002 the amount included in other noncurrent assets for this option payment totaled $1 million. If the Company decides not to exercise its option by the end of the three-year period, this amount will be expensed at that time.

4.  Segment Information

The Company operates in the industrial minerals and aggregates business segments which are more fully described in the Form 10-K. On October 1, 2002, as part of a change in management reporting responsibilities, certain New Jersey operating assets of the Company's aggregates business unit were transferred to the Company's industrial minerals business unit. The following reportable segment information does not reflect this change. Reportable segment information for the three and nine months ended September 30, 2002 and 2001 was as follows:

                                                   Three Months Ended        Nine Months Ended
                                                     September 30,             September 30,
(In thousands)                                    2002            2001      2002           2001
                                                  ----            ----      ----           ----
Net sales:
     Aggregates                                  $  46,532    $  46,700    $ 104,033    $ 103,328
     Industrial Minerals                            47,388       48,580      138,529      145,077
     Eliminations                                   (4,200)      (4,323)     (12,451)     (13,722)
                                                    ------       ------      -------      -------
            Total net sales                      $  89,720    $  90,957    $ 230,111    $ 234,683
Operating company income (loss):
     Aggregates                                  $   2,831    $   5,760    $  (2,388)   $   2,425
     Industrial Minerals                             6,146        6,530       15,639       15,370
                                                    ------       ------      -------      -------
            Total operating company
                      income                     $   8,977    $  12,290    $  13,251    $  17,795
     General corporate expense                        (137)        (240)        (453)        (942)
                                                    ------       ------      -------      -------
            Total operating income               $   8,840    $  12,050    $  12,798    $  16,853
                                                    ======       ======      =======      =======
Depreciation, depletion
        and amortization expense:
     Aggregates                                  $   4,648    $   4,848    $  12,088    $  13,687
     Industrial Minerals                             3,416        3,468       10,273       10,952
     Corporate                                          43           42          130           74
                                                    ------       ------      -------      -------
            Total depreciation, depletion, and
                    amortization expense         $   8,107    $   8,358    $  22,491    $  24,713
                                                    ======       ======      =======      =======
Capital expenditures:
     Aggregates                                  $   4,254    $   1,678    $   9,131    $   7,492
     Industrial Minerals                               800          797        2,917        3,417
       Corporate                                         2            2
                                                    ------       ------      -------      -------
            Total capital expenditures           $   5,054    $   2,477    $  12,048    $  10,911
                                                    ======       ======      =======      =======

Asset segment information at September 30, 2002 and December 31, 2001 was as follows:

                                             September 30,     December 31,
(In thousands)                                    2002             2001
                                                  ----             ----
Assets:
    Aggregates                                   $346,011         $352,424
    Industrial Minerals                           186,468          173,396
    Corporate                                      14,916           21,823
    Intersegment Eliminations                    (43,883)         (31,999)
                                                  -------          -------
         Total assets                            $503,512         $515,644
                                                  =======          =======

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

                          September 30, 2002           September 30, 2002
                         Gross Carrying Value       Accumulated Amortization
Non-compete agreements             442                          396
                                 -----                        -----
Total                            $ 442                        $ 396
                                 =====                        =====

                          December 31, 2001             December 31, 2001
                         Gross Carrying Value       Accumulated Amortization
Goodwill                       $17,321                       $2,583
Non-compete agreements             442                          323
                               -------                       ------
Total                          $17,763                       $2,906
                               =======                       ======

                                    For the three months    For the nine months
                                    ended September 30,     ended September 30,
                                    -------------------     -------------------
                                      2002      2001         2002       2001
                                      ----      ----         ----       ----
Reported net income (loss)
before cumulative effect of change
in accounting for goodwill           $2,452    $5,031      $(3,838)   $(1,797)
Add back: Goodwill Amortization          --       169           --        507
                                     ------    ------      -------    -------
Adjusted net income (loss)           $2,452    $5,200      $(3,838)   $(1,290)
                                     ======    ======      =======    =======

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

7.  Contingencies

The Company's subsidiary, U.S. Silica Company, has been named as a defendant in an estimated 1,705 product liability claims alleging silica exposure in the period January 1, 2002 to September 30, 2002. U.S. Silica was named as a defendant in 1,021 similar claims filed in the period of January 1, 2001 to September 30, 2001. U.S. Silica was also named as defendant in 154 similar claims filed in calendar year 1998, 497 filed in 1999, 610 filed in 2000 and 1,320 filed in 2001. U.S. Silica has been named as a defendant in similar suits since 1975; in each of the years 1983, 1987, 1995, 1996, 1998, 1999, 2000 and
2001 more than 100 claims were filed against U.S. Silica. The plaintiffs, who allege that they are employees or former employees of U.S. Silica's customers, claim that its silica products were defective or that it acted negligently in selling its silica products without a warning, or with an inadequate warning. The plaintiffs further claim that these alleged defects or negligent actions caused them to suffer injuries and sustain damages as a result of exposure to its products. In almost all cases, the injuries alleged by the plaintiffs are silicosis or "mixed dust disease," a claim that allows the plaintiffs to pursue litigation against the sellers of both crystalline silica and other minerals. There are no pending claims of this nature against any of the Company's other subsidiaries.

As of September 30, 2002, there were estimated 3,674 silica-related products liability claims pending in which U.S. Silica is a defendant. Almost all of the claims pending against U.S. Silica arise out of the alleged use of U.S. Silica products in foundries or as an abrasive blast media and have been filed in the states of Texas and Mississippi.

ITT Industries, Inc., successor to a former owner of U.S. Silica, has agreed to indemnify U.S. Silica for third party silicosis claims (including litigation expenses) filed against it prior to September 12, 2005 alleging exposure to U.S. Silica products for the period prior to September 12, 1985, to the extent of the alleged exposure prior to that date. This indemnity is subject to an annual deductible of $275,000, which is cumulative and subject to carry-forward adjustments. The Company fully accrued this deductible on a present value basis when it acquired U.S. Silica. As of September 30, 2002 and December 31, 2001, this accrual amounted to $1.9 million and $1.8 million, respectively. Pennsylvania Glass Sand Corporation, predecessor to U.S. Silica, was a named insured on insurance policies issued to ITT Industries for the period April 1, 1974 to September 12, 1985 and to U.S. Borax (another former owner) for the period September 12, 1985 to December 31, 1985. To date, we have not sought coverage under these policies. Although we cannot provide any assurance, coverage under these policies may be available to us. Ottawa Silica Company (a predecessor that merged into U.S. Silica in 1987) had insurance coverage on an occurrence basis prior to July 1, 1985.

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

U.S. Silica records amounts for product liability claims based on estimates of its portion of the cost to be incurred for all pending product liability claims and estimates based on the present value of an incurred but not reported liability for unknown claims for exposures that occurred before 1976, when it began warning its customers and their employees of the health effects of crystalline silica. Estimated amounts recorded are net of any expected recoveries from insurance policies or the ITT Industries indemnity. The amounts recorded for product liability claims are estimates, which are reviewed periodically by management and legal counsel and adjusted to reflect additional information when available. The process of estimating and recording amounts for product liability claims is imprecise and based on a variety of assumptions some of which, while reasonable at the time, may prove to be inaccurate. As of September 30, 2002 and December 31, 2001, the Company had recorded as an other noncurrent liability $6.1 million and $4.6 million, respectively, for product liability claims.

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

9. Debt Covenants

On November 8, 2002, the lenders under the Senior Secured Credit Facilities approved an amendment effective September 30, 2002 that waived the default under the required leverage ratio and interest coverage ratio covenants as of September 30, 2002. In connection with this amendment, the Company agreed to a 50 basis point increase when the leverage ratio is greater than 5.0. When combined with two earlier amendments, this results in a 100 basis point increase in interest rates over the original Credit Agreement for any quarter in which the leverage ratio is greater than 5.0. As of September 30, 2002 the leverage ratio was 6.1 compared to the applicable covenant of 5.5. The interest coverage ratio at September 30, 2002 was 1.68 compared to a 1.70 covenant. The interest rates at September 30, 2002 ranged from 5.3125% to 7.75% prior to the November 8, 2002 amendment. A one-time amendment fee of approximately $424,000 was paid to the lenders as part of the amendment.

The Company believes, based on its calendar year 2002 forecast, that it will not be in compliance with the leverage ratio and interest coverage ratio covenants as of December 31, 2002. If this occurs, it will be necessary to seek further amendments to the Senior Secured Credit Facilities covenants at that time, covering both the period ended December 31, 2002 and calendar year 2003. While the Company obtained amendments and waivers under this agreement in the past, there can be no assurance that future amendments or waivers will be granted or that such amendments or waivers, if granted, would be on terms satisfactory to the Company. In the event that the Company is not in compliance with its leverage ratio and interest ratio covenants and it does not receive a waiver and amendment under the Senior Secured Credit Facilities, it would be in default under the Senior Secured Credit Facilities and the lenders could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. In the event the debt becomes due and payable it is unlikely that the Company will be able to repay amounts due and it could be required to sell assets to generate cash or the lenders could foreclose on the pledged stock of the Company's subsidiaries and on the assets in which they have been granted a security interest. The accompanying financial statements do not reflect any adjustments which may be required in the event of such actions.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and the notes thereto and management's discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2001. Unless otherwise indicated or the context otherwise requires, all references in this quarterly report to "we," "us," "our" or similar terms refer to Better Minerals & Aggregates Company and its direct and indirect subsidiaries.

Overview

      We mine, process and market industrial minerals, principally industrial silica, in the eastern and midwestern United States. We also mine, process and market aggregates and produce and market hot mixed asphalt in certain parts of Pennsylvania and New Jersey. We are a holding company that conducts substantially all our operations through our subsidiaries. Our end use markets for our silica products include container glass, fiberglass, specialty glass, flat glass, fillers and extenders, chemicals and ceramics. We also supply our silica products to the foundry, building materials and other end use markets. Our customers use our aggregates, which consist of high quality crushed stone, construction sand and gravel, for road construction and maintenance, other infrastructure projects and residential and commercial construction and to produce hot mixed asphalt and concrete products. We also use our aggregates to produce hot mixed asphalt. We operate a network of 27 production facilities in 14 states. Our industrial minerals business (substantially all the sales of which consist of silica products) and our aggregates business accounted for 60% and 40% of our sales, respectively, for the nine months ended September 30, 2002.

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

Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001

      Sales. Sales decreased $1.3 million, or 1.4%, to $89.7 million in the three months ended September 30, 2002 from $91.0 million in the three months ended September 30, 2001.

      Sales of industrial minerals decreased $1.2 million, or 2.5% to $47.4 million in the three months ended September 30, 2002 from $48.6 million in the three months ended September 30, 2001. The primary reason behind the decrease in industrial minerals sales was a $2.2 million decrease in transportation sales as several customers have changed their terms with us and now pay these charges directly to the transportation companies. Excluding all transportation sales, industrial minerals product sales increased $1.0 million, or 2.6%, to $39.9 million in the three months ended September 30, 2002 from $38.9 million in the three months ended September 30, 2001. The primary reasons behind the increase in product sales was a 4.7% increase in average selling prices due to improved product mix on increased sales of calcined kaolin, aplite and our ground and fine ground silica, offset by a 1.9% decline in overall volume shipped, primarily in the recreational, oil & gas extraction and flat glass market segments.

      Sales of aggregates decreased $0.2 million, or 0.4% to $46.5 million in the three months ended September 30, 2002 from $46.7 million in the three months ended September 30, 2001. Included in aggregates sales are intercompany shipments to our industrial minerals business that are then resold to customers. These intercompany shipments are eliminated in consolidation and totaled $4.2 million in the three months ended September 30, 2002 and $4.3 million in the three months ended September 30, 2001. Excluding the intercompany shipments, net sales of aggregates decreased $0.1 million to $42.3 million in the three months ended September 30, 2002 from $42.4 million in the three months ended September 30, 2001. The decrease in aggregates sales was primarily due to a 10.2% decrease in asphalt sales from preexisting asphalt operations, partially offset by a $2.4 million increase in customer sales from new sites acquired in 2002, and a $1.0 million increase in transportation revenue.

      Cost of Goods Sold. Cost of goods sold increased $1.9 million, or 2.9%, to $66.7 million in the three months ended September 30, 2002 from $64.8 million in the three months ended September 30, 2001.

      Cost of goods sold for our industrial minerals business decreased $1.2 million, or 3.5% to $33.5 million in the three months ended September 30, 2002 from $34.7 million in the three months ended September 30, 2001. Included in cost of goods sold, are the costs of the intercompany shipments from our aggregates business as noted earlier. The cost of these intercompany shipments are eliminated in consolidation and decreased $0.1 million to $4.2 million in the three months ended September 30, 2002 from $4.3 million in the three months ended September 30, 2001. Excluding the intercompany elimination, the remaining decrease in cost of goods sold was primarily due to the $2.2 million decrease in transportation sales noted earlier, and a $0.4 million decrease in the cost of drier fuel, partially offset by a $0.5 million increase in scheduled plant repairs and maintenance, a $0.3 million decrease in production and the related overhead inventory absorption and inflationary increases primarily in labor benefits, insurance and electrical power.

      Cost of goods sold for aggregates increased $3.0 million, or 8.9% to $36.7 million in the three months ended September 30, 2002 from $33.7 million in the three months ended September 30, 2001. The primary reason behind the increase in aggregates cost of goods sold was the increased operating costs from our new leased and temporary operations totaling $4.1 million and increased transportation costs from the increase in transportation revenue noted earlier, partially offset by reduced operating costs at our asphalt plants as a result of the decline in revenue also noted earlier.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization decreased $0.3 million, or 3.7%, to $8.1 million in the three months ended September 30, 2002 from $8.4 million in the three months ended September 30, 2001. This decrease was primarily due to a $0.3 million reduction in goodwill amortization from the adoption of Statement of Financial Accounting Standards No. 142.

     Selling, General and Administrative. Selling, general and administrative expenses increased $0.3 million, or 5.2%, to $6.1 million in the three months ended September 30, 2002 from $5.8 million in the three months ended September 30, 2001. This increase was primarily due to a $0.7 million increase in the amounts provided for product liability claims relating to occupational health claims, partially offset by a $0.2 million decrease in management fees to D. George Harris & Associates.

     Operating Income. Operating income was $8.8 million in the three months ended September 30, 2002 as compared to $12.0 million in the three months ended September 30, 2001, due to the factors noted earlier.

     Interest Expense. Interest expense decreased $0.7 million, or 8.1%, to $7.9 million in the three months ended September 30, 2002 from $8.6 million in the three months ended September 30, 2001 due primarily to decreased interest rates.

     Benefit for Income Taxes. The benefit for income taxes for the three months ended September 30, 2002 has been adjusted to reflect the estimated benefit for the first nine months of the year using an annual effective tax rate of 63%. The rate varies from the statutory Federal rate of 35% primarily due to the impact of percentage depletion.

     Net Income. Net income decreased $2.5 million to $2.5 million in the three months ended September 30, 2002 from $5.0 million in the three months ended September 30, 2001 primarily as a result of the factors noted earlier.

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001

      Sales. Sales decreased $4.6 million, or 2.0%, to $230.1 million in the nine months ended September 30, 2002 from $234.7 million in the nine months ended September 30, 2001.

      Sales of industrial minerals decreased $6.6 million, or 4.5% to $138.5 million in the nine months ended September 30, 2002 from $145.1 million in the nine months ended September 30, 2001. The primary reason behind the decrease in industrial minerals sales was a $5.6 million decrease in transportation sales as several customers have changed their terms with us and now pay these charges directly to the transportation companies. Excluding all transportation sales, industrial minerals product sales decreased $1.0 million to $116.1 million in the nine months ended September 30, 2002 from $117.1 million in the nine months ended September 30, 2001. The primary reasons behind the decrease in product sales was a 4.2% or 211,000 ton decrease in volume, primarily in the oil & gas extraction and recreational market segments partially offset by a 3.5% increase in average selling prices due to improved product mix on increased sales of calcined kaolin, and aplite.

      Sales of aggregates increased $0.7 million, or 0.7% to $104.0 million in the nine months ended September 30, 2002 from $103.3 million in the nine months ended September 30, 2001. Included in aggregates sales are intercompany shipments to our industrial minerals business that are then resold to customers. These intercompany shipments are eliminated in consolidation and totaled $12.5 million in the nine months ended September 30, 2002 and $13.7 million in the nine months ended September 30, 2001. Excluding the intercompany shipments, net sales of aggregates increased $1.9 million, or 2.1% to $91.5 million in the nine months ended September 30, 2002 from $89.6 million in the nine months ended September 30, 2001. The increase in aggregates sales was primarily due to a $4.1 million increase in stone and asphalt sales to customers from new sites acquired in 2002 and a $2.0 million increase in transportation revenue partially offset by an 10.3% decrease in asphalt sales to customers from our preexisting asphalt operations.

      Cost of Goods Sold. Cost of goods sold increased $0.3 million, or 0.2%, to $176.6 million in the nine months ended September 30, 2002 from $176.3 million in the nine months ended September 30, 2001.

      Cost of goods sold for our industrial minerals business decreased $7.7 million, or 7.1% to $100.3 million in the nine months ended September 30, 2002 from $108.0 million in the nine months ended September 30, 2001. Included in cost of goods sold, are the costs of the intercompany shipments from our aggregates business as noted earlier. The cost of these intercompany shipments are eliminated in consolidation and decreased $1.2 million to $12.5 million in the nine months ended September 30, 2002 from $13.7 million in the nine months ended September 30, 2001. Excluding the intercompany elimination, the remaining decrease in cost of goods sold was primarily due to the $5.6 million decrease in transportation sales noted earlier, and a $2.6 million decrease in the cost of drier fuel, partially offset by increased plant repair and maintenance expenses, general insurance costs, and other inflationary increases.

      Cost of goods sold for aggregates increased $6.7 million, or 8.4% to $86.8 million in the nine months ended September 30, 2002 from $80.1 million in the nine months ended September 30, 2001. The primary reasons behind the increase in aggregates cost of goods sold was increased operating costs from our new operations totaling $4.9 million, and increased transportation costs, repairs and maintenance costs at pre-existing operations.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization decreased $2.2 million, or 8.9%, to $22.5 million in the nine months ended September 30, 2002 from $24.7 million in the nine months ended September 30, 2001. This decrease was primarily due to a $0.9 million reduction in goodwill amortization from the adoption of Statement of Financial Accounting Standards No. 142, a $0.5 million reduction in amortization from the completion in 2001 of the amortization period of a five year non-compete agreement with our former parent, and a $0.6 million reduction in depreciation expense as several plant assets were fully depreciated in 2001.

     Selling, General and Administrative. Selling, general and administrative expenses increased $1.3 million, or 7.7%, to $18.2 million in the nine months ended September 30, 2002 from $16.9 million in the nine months ended September 30, 2001. This increase was primarily due to a $1.4 million increase in the amounts provided for product liability claims relating to occupational health claims and normal inflationary factors, partially offset by a $0.3 million decrease in management fees to D. George Harris & Associates.

     Operating Income. Operating income was $12.8 million in the nine months ended September 30, 2002 as compared to $16.9 million in the nine months ended September 30, 2001, due to the factors noted earlier.

     Interest Expense. Interest expense decreased $3.3 million, or 12.0%, to $24.2 million in the nine months ended September 30, 2002 from $27.5 million in the nine months ended September 30, 2001 due primarily to decreased interest rates.

     Benefit for Income Taxes. The benefit for income taxes for the nine months ended September 30, 2002 is based on the effective tax rate expected to be realizable for the year of approximately 63%. The benefit for income taxes for the nine-month period ended September 30, 2001 was based on an effective tax rate of 82%. The rates vary from the statutory Federal rate of 35% primarily due to the impact of percentage depletion.

     Net Loss Before Accounting Changes. Net loss before the cumulative change in accounting for goodwill increased $2.0 million to $3.8 million in the nine months ended September 30, 2002 from $1.8 million in the nine months ended September 30, 2001.

     Cumulative Effect of Change in Accounting for Goodwill. Under Statement of Financial Accounting Standards No. 142, we were required to perform an asset impairment test on all goodwill recorded on our books as of January 1, 2002. The result of the impairment test was a complete write-down of the $14.7 million of goodwill recorded as an asset as of January 1, 2002. The goodwill was the result of the acquisitions of the Morie Assets and Commercial Stone completed in 1999 by the aggregates segment. Adoption of this standard eliminated annual goodwill amortization expense of approximately $1.2 million. The $8.6 million expense recorded in the nine months ended September 30, 2002 is net of applicable income taxes of $6.1 million.

     Net Loss. Net loss for the nine months ended September 30, 2002 was $12.5 million as compared to a net loss of $1.8 million in the nine months ended September 30, 2001 due to the factors noted earlier.


Liquidity and Capital Resources

        Our principal liquidity requirements have historically been to service our debt, meet our working capital, capital expenditures and mine development expenditure needs and finance acquisitions. We are a holding company and as such we conduct substantially all our operations through our subsidiaries. As a holding company, we are dependent upon dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations, and have historically met our liquidity and capital investment needs with internally generated funds, supplemented from time to time by borrowings under our revolving credit facility. Conversely, we have funded our acquisitions through borrowings and equity investments. Our total debt as of September 30, 2002 was $302.2 million and our total stockholder's equity as of that date was $35.7 million, giving us total debt representing approximately 89% of total capitalization. Our debt level makes us more vulnerable to economic downturns and adverse developments in our business.

        Net cash provided by operating activities was $0.6 million for the nine months ended September 30, 2002 compared to $2.6 million used for the nine months ended September 30, 2001. Cash provided by operating activities increased $3.2 million in the first nine months of 2002 due primarily to a $5.0 million improvement in the timing of accounts payable, which was partially offset by $1.4 million increase in prepaid expenses and other current assets. Cash interest paid in the nine months ended September 30, 2002 was $27.5 million, a decrease of $3.6 million from the $31.1 million paid in the nine months ended September 30, 2001, primarily as a result of decreased interest rates.

        Net cash used for investing activities increased $1.5 million to $11.6 million for the nine month period ended September 30, 2002 from $10.1 million for the nine month period ended September 30, 2001. This increase primarily resulted from a $1.1 million increase in capital expenditures, plus a $0.2 million decrease in proceeds from excess land and property sales.

        Cash flow provided by financing activities was $9.1 million for the nine months ended September 30, 2002 as compared to $12.9 million for the nine months ended September 30, 2001. Principal payments on long-term debt and capital leases were $1.5 million and $0.4 million respectively greater in the first nine months of 2002 than in the same period in 2001. Checks outstanding in excess of cash decreased $7.4 million in the period, and were partially offset by $5.6 million of additional borrowings under the working capital facility.

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

        Under our senior secured credit agreement, as of September 30, 2002, we had $25.8 million outstanding under the tranche A term loan facility (which matures in September 2005) and $90.0 million outstanding under the tranche B term loan facility (which matures in September 2007). In addition, this credit agreement provides us with a $50.0 million revolving credit facility. The revolving credit facility was partially drawn for $35.3 million as of September 30, 2002, and $8.9 million was allocated for letters of credit, leaving $5.8 million available for our use. The revolving credit facility is available for general corporate purposes, including working capital and capital expenditures, but excluding acquisitions, and includes sublimits of $12.0 million and $3.0 million, respectively, for letters of credit and swingline loans. Debt under the senior secured credit agreement is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable and other intangibles. For a further description of our senior secured credit agreement, including certain restrictions that it imposes upon us and certain quarterly and annual financial covenants that it requires us to maintain, please see note 6 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

        As of September 30, 2002, the total of our future contractual cash commitments, including the repayment of our debt obligations under our senior secured credit agreement and our senior subordinated notes, is summarized as follows:

Contractual Cash Obligations                  Payments Due by Period
(In millions)
                                           Less than                     After
                                       Total 1 year 1-3 years 4-5 years 5 years
Senior Long-Term Debt (1).............$151.1  $10.6     $21.2    $119.3       -
Subordinated Long-Term Debt........... 150.0      -         -         -   150.0
Capital Lease Obligations (2).........   4.1    1.3       2.2       0.6       -
Operating Lease Obligations (2)(3)(4).   5.9    2.5       2.9       0.4     0.1
Other Long-Term Obligations (3)(4)....   5.0    1.8       2.3       0.8     0.1
Total Contractual Cash Obligations    $316.1  $16.2     $28.6    $121.1  $150.2
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


        On November 8, 2002, the lenders under our senior secured credit agreement approved an amendment effective September 30, 2002 that waived the default under the required leverage ratio and interest coverage ratio covenants as of September 30, 2002. In connection with this amendment, we agreed to a 50 basis point increase when the leverage ratio is greater than 5.0. When combined with two earlier amendments, this results in a 100 basis point increase in interest rates over the original Credit Agreement for any quarter in which the leverage ratio is greater than 5.0. As of September 30, 2002 the leverage ratio was 6.1 compared to the applicable covenant of 5.5. The interest coverage ratio at September 30, 2002 was 1.68 compared to a 1.70 covenant. The interest rates at September 30, 2002 ranged from 5.3125% to 7.75% prior to the November 8, 2002 amendment. A one-time amendment fee of approximately $424,000 was paid to the lenders as part of the amendment.

        We believe that based on our current forecast for calendar year 2002 that we will not be in compliance with the required leverage ratio and interest coverage ratio covenants as of December 31, 2002. If this occurs, it will be necessary to seek further amendments to the senior secured credit agreement covenants at that time, covering both the period ended December 31, 2002 and calendar year 2003. While we obtained amendments and waivers under the senior secured credit agreement in the past, there can be no assurance that future amendments or waivers will be granted or that such amendments or waivers, if granted, would be on terms satisfactory to us. In the event that we are not in compliance with our leverage ratio and interest ratio covenants and we do not receive a waiver and amendment under the senior secured credit agreement, we would be in default under the senior secured credit agreement and the lenders could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. In the event the debt becomes due and payable it is unlikely that we will be able to repay amounts due and we could be required to sell assets to generate cash or the lenders could foreclose on the pledged stock of our subsidiaries and on the assets in which they have been granted a security interest. The financial statements included elsewhere in this Quarterly Report on Form 10-Q do not reflect any adjustments which may be required in the event of such actions.

        Capital expenditures totaled $12.0 million in the nine months ended September 30, 2002 compared with $10.9 million in the nine months ended September 30, 2001. Our expected capital expenditure requirements for the remainder of 2002 and 2003 are $2.5 million and $15.0 million, respectively.

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

         Silica Health Risks and Litigation May Have a Material Adverse Effect on Our Business. One of our subsidiaries, U.S. Silica, has been named as a defendant in an estimated 1,705 product liability claims alleging silica exposure in the period January 1, 2002 to September 30, 2002. U.S. Silica was named as a defendant in 1,021 similar claims filed in the period of January 1, 2001 to September 30, 2001. U.S. Silica was also named as defendant in 154 similar claims filed in calendar year 1998, 497 filed in 1999, 610 filed in 2000 and 1,320 filed in 2001. U.S. Silica has been named as a defendant in similar suits since 1975; in each of the years 1983, 1987, 1995, 1996, 1998, 1999, 2000 and 2001 more than 100 claims were filed against U.S. Silica. The plaintiffs, who allege that they are employees or former employees of our customers, claim that our silica products were defective or that we acted negligently in selling our silica products without a warning, or with an inadequate warning. The plaintiffs further claim that these alleged defects or negligent actions caused them to suffer injuries and sustain damages as a result of exposure to our products. In almost all cases, the injuries alleged by the plaintiffs are silicosis or "mixed dust disease," a claim that allows the plaintiffs to pursue litigation against the sellers of both crystalline silica and other minerals. There are no pending claims of this nature against any of our other subsidiaries.

         As of September 30, 2002, there were estimated 3,674 silica-related products liability claims pending in which U.S. Silica is a defendant. Almost all of the claims pending against U.S. Silica arise out of the alleged use of U.S. Silica products in foundries or as an abrasive blast media and have been filed in the states of Texas and Mississippi.

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

         We record amounts for product liability claims based on estimates of our portion of the cost to be incurred for all pending product liability claims and estimates based on the present value of an incurred but not reported liability for unknown claims for exposures that occurred before 1976, when we began warning our customers and their employees of the health effects of crystalline silica. Estimated amounts recorded are net of any expected recoveries from insurance policies or the ITT Industries indemnity. The amounts recorded for product liability claims are estimates, which are reviewed periodically by management and legal counsel and adjusted to reflect additional information when available. The process of estimating and recording amounts for product liability claims is imprecise and based on a variety of assumptions some of which, while reasonable at the time, may prove to be inaccurate. As of September 30, 2002 and December 31, 2001, we had recorded as an other noncurrent liability $6.1 million and $4.6 million, respectively, for product liability claims.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 143 (FAS 143), Accounting for Asset Retirement Obligations, was issued in June 2001. FAS 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets. FAS 143 is effective for us beginning January 1, 2003 and we are evaluating the impact of adopting this Standard.

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

Item 4. Controls and Procedures

         Based on their evaluation, as of a date within 90 days of the filing of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934) were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 3.  Defaults Upon Senior Securities

         The disclosure contained in the eighth paragraph under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" is incorporated by reference into this Item 3 of this Quarterly Report on Form 10-Q.

Item 5.  Other Events

         We are currently undertaking a review of options available to us to reduce our outstanding debt and improve ourliquidity. We have retained JP Morgan Securities, Inc. to assist us in this evaluation.

Item 6: Exhibits

Amendment No. 5 and Waiver to the Credit Agreement

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 2002         Better Minerals & Aggregates Company

                          By: /s/ Gary E. Bockrath
                            Name:    Gary E. Bockrath
                            Title: Vice President and Chief Financial Officer

                   Sarbanes-Oxley Section 302(a) Certification


I, Roy D. Reeves, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Better Minerals & Aggregates Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:      November 13, 2002                  /s/Roy D. Reeves
                                                Roy D. Reeves
                                    President and Chief Executive Officer

                   Sarbanes-Oxley Section 302(a) Certification


I, Gary E. Bockrath, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Better Minerals & Aggregates Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:      November 13, 2002                    /s/Gary E. Bockrath
                                                 Gary E. Bockrath
                                    Vice President and Chief Financial Officer

                           AMENDMENT NO. 5 AND WAIVER
                             TO THE CREDIT AGREEMENT


                                                  Dated as of November 8, 2002

                  AMENDMENT NO. 5 AND WAIVER TO THE CREDIT AGREEMENT (this "Amendment") among BMAC Holdings, Inc., a Delaware corporation (the "Parent Guarantor"), Better Minerals & Aggregates Company, a Delaware corporation (the "Borrower"), George F. Pettinos (Canada) Limited, a corporation organized and existing under the laws of Ontario, Canada (the "Canadian Borrower"), the banks, financial institutions and other institutional lenders party to the Credit Agreement referred to below (collectively, the "Lenders"), and BNP Paribas (formerly Banque Nationale de Paris), as the issuing bank (the "Issuing Bank"), as the swing line bank (the "Swing Line Bank"), and as agent (together with any successors appointed pursuant to Article VII of the Credit Agreement referred to below, the "Agent") for the Lender Parties.

PRELIMINARY STATEMENTS:

(1) The Parent Guarantor, the Borrower, the Canadian Borrower, the Lenders, the Issuing Bank, the Swing Line Bank, the Agent, and Chase Securities Inc., as Lead Arranger, Book Manager, Syndication Agent and Documentation Agent, have entered into a Credit Agreement dated as of September 30, 1999 (as amended, supplemented and otherwise modified by Amendment and Waiver No. 1 to the Credit Agreement and Security Agreement dated as of December 31, 1999, Amendment No. 2 to the Credit Agreement dated as of March 15, 2000, Amendment No. 3 to the Credit Agreement dated as of December 31, 2000, and Amendment No. 4 and Waiver to the Credit Agreement dated as of January 31, 2002, the "Credit Agreement"). Capitalized terms not otherwise defined in this Amendment have the same meanings as specified therefor in the Credit Agreement.

(2) The Borrower has requested that the Lender Parties agree to amend the Credit Agreement in order, among other things, (a) to modify the definition of "Applicable Margin" set forth in Section 1.01, (b) to modify the reinvestment provision set forth in Section 2.07(b), and (c) to add an additional affirmative covenant to Section 5.01. The Borrower has further requested that the Lender Parties agree to waive any and all Defaults under
     Section 6.01(c) of the Credit Agreement that have occurred and are continuing as a result of the failure of the Borrower (i) to maintain a Leverage Ratio of not more than 5.50:1 for the Rolling Period ended on or about September 30, 2002 as required under the terms of Section 5.04(a) of the Credit Agreement, and (ii) to maintain an Interest Coverage Ratio of not less than 1.70:1 for the Rolling Period ended on or about September 30,

     2002 as required under the terms of Section 5.04(b) of the Credit
     Agreement.

(3) The Lender Parties have indicated their willingness to agree to so amend the Credit Agreement, to so waive the requirements of Sections 5.04(a) and 5.04(b) of the Credit Agreement and to make the other amendments set forth herein, all on the terms and subject to the satisfaction of the conditions set forth herein.

Amendments to Credit Agreement. The Credit Agreement is, on the Effective Date (as defined in Section 3 hereof), hereby amended as follows:

Section 1.01 of the Credit Agreement is hereby amended to amend and restate in its entirety the definition of "Applicable Margin" to read as follows:

                  "Applicable Margin", with respect to Advances under the Term A Facility and the Working Capital Facility or commitment fees under the Working Capital Facility, as the case may be, means the applicable percentage per annum determined by reference to the ratio of (i) Funded Debt of the Borrower and its Consolidated Subsidiaries as of the last day of the most recently ended fiscal quarter to (ii) Consolidated EBITDA of the Borrower and its Subsidiaries for the four fiscal quarters most recently ended prior to the start of such period, as determined pursuant to the financial statements most recently delivered to the Agent at the end of each fiscal quarter, as the case may be, as set forth below:

   -----------------------------------------------------------------------------------------------------------------

                                        Base Rate               Eurodollar Rate Advances           Working
                                Advances under the Term A       under the Term A Facility      Capital Facility
    Funded Debt to EBITDA    Facility and the Working Capital    and the Working Capital          Commitment
            Ratio                        Facility                       Facility                     Fees
   -----------------------------------------------------------------------------------------------------------------
   -----------------------------------------------------------------------------------------------------------------
   Level I(A)
        greater than 5.00

        to 1.00                           3.00%                           4.00%                     0.75%
   -----------------------------------------------------------------------------------------------------------------
   -----------------------------------------------------------------------------------------------------------------
   Level I(B)
        less than or equal
        to 5.00 to 1.00
        but greater than                  2.50%                           3.50%                     0.50%
        4.50 to 1.00
   -----------------------------------------------------------------------------------------------------------------
   -----------------------------------------------------------------------------------------------------------------

   Level II
         less than or
         equal to 4.50 to                 2.25%                           3.25%                     0.50%
         1.00 but greater
         than 4.25 to 1.00
   -----------------------------------------------------------------------------------------------------------------
   -----------------------------------------------------------------------------------------------------------------

   Level III
         less than or
         equal to 4.25 to                 2.00%                           3.00%                     0.50%
         1.00 but greater
         than 4.00 to 1.00
   -----------------------------------------------------------------------------------------------------------------
   -----------------------------------------------------------------------------------------------------------------

   Level IV
         less than or
         equal to 4.00 to                 1.75%                           2.75%                     0.375%
         1.00 but greater
         than 3.75 to 1.00
   -----------------------------------------------------------------------------------------------------------------
   -----------------------------------------------------------------------------------------------------------------
                                          1.50%                           2.50%                     0.375%
   Level V
         less than or
         equal to 3.75 to
         1.00
   -----------------------------------------------------------------------------------------------------------------

         provided that (a) no change in the Applicable Margin shall be effective until five Business Days after the date on which the Agent receives financial statements at the end of each fiscal quarter, and (b) if the Borrower has not submitted to the Agent the information described in clause (a) of this proviso as and when required, the Applicable Margin shall be the Level I(A) Applicable Margin for so long as such information described in clause (a) of this proviso has not been received by the Agent.

Section 2.07(b)(ii)(x) of the Credit Agreement is hereby amended to delete the first proviso thereto in its entirety.

Section 2.08(b) is hereby amended to amend and restate in their entirety clauses
(i) and (ii) thereof to read as follows:

                           Base Rate Advances. During such periods as such
                  Advance is a Base Rate Advance, a rate per annum equal at all times to the sum of (A) the Base Rate in effect from time to time plus (B) (1) in the case of any Term B Advance, 3.00%, provided, that, for so long as the ratio of (x) Funded Debt of the Borrower and its Consolidated Subsidiaries as of the last day of the most recently ended fiscal quarter to (y) Consolidated EBITDA of the Borrower and its Subsidiaries for the four fiscal quarters most recently ended prior to the start of such period, as determined pursuant to the financial statements most recently delivered to the Agent at the end of each fiscal quarter, as the case may be, is greater than 5.00 to 1.00, such rate shall be 3.50%, or (2) in the case of any other Advance, the Applicable Margin in effect from time to time, payable in arrears quarterly on the last Business Day of each March, June, September and December during such periods, on the date such Base Rate Advance shall be Converted, on the date of any repayment thereof pursuant to Section 2.05, on the date of any prepayment thereof to the extent required under
                  Section 2.07 and on the Termination Date.

                           (ii) Eurodollar Rate Advances. During such periods as
                  such Advance is a Eurodollar Rate Advance, a rate per annum equal at all times during each Interest Period for such Advance to the sum of (A) the Eurodollar Rate for such Interest Period for such Advance plus (B) (1) in the case of any Term B Advance, 4.00%, provided, that, for so long as the ratio of (x) Funded Debt of the Borrower and its Consolidated Subsidiaries as of the last day of the most recently ended fiscal quarter to (y) Consolidated EBITDA of the Borrower and its Subsidiaries for the four fiscal quarters most recently ended prior to the start of such period, as determined pursuant to the financial statements most recently delivered to the Agent at the end of each fiscal quarter, as the case may be, is greater than 5.00 to 1.00, such rate shall be 4.50%, or (2) in the case of any other Advance, the Applicable Margin in effect on the first day of such Interest Period, payable in arrears on the last day of such Interest Period and, if such Interest Period has a duration of more than three months, on each day that occurs during such Interest Period every three months from the first day of such Interest Period, on the date such Eurodollar Rate Advance shall be Converted, on the date of any repayment thereof pursuant to Section 2.05, on the date of any prepayment thereof to the extent required under Section 2.07 and on the Termination Date.

Section 5.01 of the Credit Agreement is hereby amended to add at the end thereof a new subsection (q) to read as follows:

                           (q) Business Updates. On or prior to January 9, 2003,
                  (a) deliver to the Agent and the Lenders a preliminary budget for fiscal year 2003 in form and substance satisfactory to the Agent, and (b) hold a meeting (by telephone or otherwise) with the Lender Parties as a group to discuss the business, condition (financial or otherwise), operations, performance, properties and prospects of the Borrower and its Subsidiaries and such other matters as the Lender Parties or the Agent may reasonably request, and hold similar meetings from time to time thereafter as the Agent may reasonably request.

Section 5.03 of the Credit Agreement is hereby amended (i) to reletter cause (r) thereof as clause (s) and (ii) to insert a new clause (r) thereof to read as follows:

                           (r) Forecast. Promptly, and in any event no later
                  than November 15, 2002, a forecast for the fourth fiscal quarter of the Borrower, prepared by management of the Borrower and in form and substance satisfactory to the Agent.

Waiver. Upon the occurrence of the Effective Date, the Lender Parties hereby waive any Default under Section 6.01(c) of the Credit Agreement as a result of the failure of the Borrower to perform all of its obligations under Sections 5.04(a) and 5.04(b) of the Credit Agreement for the Rolling Period ended on or about September 30, 2002.

Conditions of Effectiveness. This Amendment (other than Sections 1 and 2) shall become effective as of the first date on which the Agent shall have received counterparts of this Amendment executed by the Borrower and the Required Lenders or, as to any of the Lenders, advice satisfactory to the Agent that such Lender has executed this Amendment. Sections 1 and 2 of this Amendment shall become effective on the first date (the "Effective Date") on which, and only if, each of the following conditions precedent shall have been satisfied:

The Agent shall have received counterparts of this Amendment executed by the Borrower and the Required Lenders or, as to any of the Lenders, advice satisfactory to the Agent that such Lender has executed this Amendment.

The Agent shall have received the Consent attached hereto executed by the Borrower and each of the other Loan Parties.

The representations and warranties contained in each of the Loan Documents shall be correct in all material respects on and as of the Effective Date, after giving effect to this Amendment, as though made on and as of such date (except
(i) for any such representation and warranty that, by its terms, refers to a specific date other than the Effective Date, in which case as of such specific date, and (ii) that the financial statements of the Borrower referred to in
Section 4.01(f) of the Credit Agreement shall be deemed to refer to the financial statements most recently delivered to the Agent and the Lender Parties pursuant to Sections 5.03(b), 5.03(c) and 5.03(d), respectively, on or prior to the Effective Date).

No event shall have occurred and be continuing or shall result from the effectiveness of this Amendment that constitutes a Default (other than as specifically waived pursuant to Section 2 hereof).

The Borrower shall have paid to the Agent, for the account of each of the Lenders that has executed and delivered a counterpart of this Amendment to the Agent prior to 5:00 p.m. (New York City time) on November __, 2002 an amendment fee of 0.25% on the aggregate Commitments of such Lender in effect immediately prior to the Effective Date, it being understood, that no amendment fee shall be payable by the Borrower for the account of any Lender if this Amendment has not been approved prior to 5:00 p.m. (New York City time) on November __, 2002 by the Required Lenders.

The effectiveness of this Amendment is further conditioned upon the accuracy of all of the factual matters described herein. This Amendment is subject to the provisions of Section 8.01 of the Credit Agreement.

Reference to and Effect on the Loan Documents. i. On and after the Effective Date, each reference in the Credit Agreement to "this Agreement", "hereunder", "hereof" or words of like import referring to the Credit Agreement, and each reference in the Notes and each of the other Loan Documents to "the Credit Agreement", "thereunder", "thereof" or words of like import referring to the Credit Agreement, shall mean and be a reference to the Credit Agreement, as amended and otherwise modified by this Amendment.

                  The Credit Agreement and each of the other Loan Documents, as specifically amended and otherwise modified by this Amendment, are and shall continue to be in full force and effect and are hereby in all respects ratified and confirmed. Without limiting the generality of the foregoing, the Collateral Documents and all of the Collateral described therein do and shall continue to secure the payment of all Obligations of the Loan Parties under the Loan Documents, in each case as amended and otherwise modified by this Amendment.

                  The execution, delivery and effectiveness of this Amendment shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of any Lender or the Agent under any of the Loan Documents, nor constitute a waiver of any provision of any of the Loan Documents.

Costs, Expenses. The Borrower agrees to pay on demand all reasonable costs and expenses of the Agent in connection with the preparation, execution, delivery and administration, modification and amendment of this Amendment and the other instruments and documents to be delivered hereunder (including, without limitation, the reasonable fees and expenses of counsel for the Agent) in accordance with the terms of Section 8.04 of the Credit Agreement.

  Execution in Counterparts. This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute but one and the same agreement. Delivery of an executed counterpart of a signature page to this Amendment by telecopier shall be effective as delivery of a manually executed counterpart of this Amendment. Governing Law. This Amendment shall be governed by, and construed in accordance with, the laws of the State of New York.


                  [remainder of page left intentionally blank]

                  IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective officers thereunto duly authorized, as of the date first above written.


                    BMAC HOLDINGS, INC.,
                    as Parent Guarantor

                          By:
                          Name:
                          Title:


                    BETTER MINERALS & AGGREGATES COMPANY, as Borrower

                          By:
                          Name:
                          Title:


                    GEORGE F. PETTINOS (CANADA) LIMITED, as Canadian Borrower

                          By:
                          Name:
                          Title:

                    BNP PARIBAS (formerly Banque Nationale de Paris), as Agent, Lender, Swing Line Bank and Issuing Bank

                           By:
                           Name:
                           Title:

                           By:
                           Name:
                           Title:

                    [Type or print name of Lender]



                         By
                         Name:
                         Title:

                                     CONSENT

                  Reference is made to (a) Amendment No. 5 and Waiver to the Credit Agreement dated as of November __, 2002 (the "Amendment"; capitalized terms not otherwise defined herein being used herein as defined in the Amendment and in the Credit Agreement referred to below), (b) the Credit Agreement dated as of September 30, 1999 (as amended, supplemented and otherwise modified by Amendment and Waiver No. 1 to the Credit Agreement and Security Agreement dated as of December 31, 1999, Amendment No. 2 to the Credit Agreement dated as of March 15, 2000, Amendment No. 3 to the Credit Agreement dated as of December 31, 2000, and Amendment No. 4 and Waiver to the Credit Agreement dated as of January 31, 2002, the "Credit Agreement") among BMAC Holdings, Inc., a Delaware corporation, Better Minerals & Aggregates Company, a Delaware corporation, George F. Pettinos (Canada) Limited, a corporation organized and existing under the laws of Ontario, Canada, the Lenders party thereto, BNP Paribas (formerly Banque Nationale de Paris), as the Issuing Bank, as the Swing Line Bank, and as Agent for the Lender Parties, and Chase Securities Inc., as Lead Arranger, Book Manager, Syndication Agent and Documentation Agent, and (c) the other Loan Documents referred to therein.

                  The undersigned as parties to one or more of the Loan Documents, each hereby consents to the execution, delivery and the performance of the Amendment and agrees that:

                  (A) each of the Loan Documents to which it is a party is, and shall continue to be, in full force and effect and is hereby in all respects ratified and confirmed on the Effective Date, except that, on and after the Effective Date, each reference to "the Credit Agreement", "thereunder", "thereof", "therein" or words of like import referring to the Credit Agreement shall mean and be a reference to the Credit Agreement, as amended and otherwise modified by the Amendment; and

                  (B) as of the Effective Date, each Collateral Document to which it is a party and all of the Collateral of such Person described therein do, and shall continue to, secure the payment of all of the Secured Obligations.

This Consent shall be governed by, and construed in accordance with, the laws of the State of New York.

Delivery of an executed counterpart of a signature page of this Consent by telecopier shall be effective as the delivery of a manually executed counterpart of this Consent.


                   BMAC HOLDINGS, INC.

                         By:
                         Name:
                         Title:


                   BETTER MINERALS & AGGREGATES COMPANY

                         By:
                         Name:
                         Title:


                   PENNSYLVANIA GLASS SAND CORPORATION

                         By:
                         Name:
                         Title:


                   THE FULTON LAND AND TIMBER COMPANY

                         By:
                         Title:


                    OTTAWA SILICA COMPANY

                         By:
                         Title:


                    GEORGE F. PETTINOS, INC.

                         By:
                         Title:



                     BMAC SERVICES CO., INC.

                         By:
                         Title:

                      ELLEN JAY, INC.

                          By:
                          Title:


                      U.S. SILICA COMPANY (a/k/a
                      U.S. Silica Company, Inc.)

                          By:
                          Title:


                      BETTER MATERIALS CORPORATION

                          By:
                          Title:


                      BMC TRUCKING, INC.

                           By:
                           Title:


                      BUCKS COUNTY CRUSHED STONE COMPANY

                           By:
                           Title:


                      CHIPPEWA FARMS CORPORATION

                           By:
                           Title:


                      SHORE STONE COMPANY, INC.

                          By:
                          Title:


                      COMMERCIAL STONE CO., INC.

                         By:
                         Title:

                       STONE MATERIALS COMPANY, LLC

                           By:    Better Minerals & Aggregates Company,
                                  as Manager

                           By:
                           Title:


                       COMMERCIAL AGGREGATES TRANSPORTATION AND SALES, LLC

                           By:    Stone Materials Company, LLC,
                                  as Manager

                           By:
                           Title: