Form 10-K
period 2002-12-31
BETTER MINERALS & AGGREGATES CO
filed 2003-04-18
CIK 1108673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION

REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-32518

BETTER MINERALS & AGGREGATES COMPANY

(Exact name of registrant as specified in its charter)

Delaware	55-0749125
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Route 522 North, P.O. Box 187

Berkeley Springs, West Virginia 25411

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (304) 258-2500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Class	Outstanding as of March 1, 2003
Common Stock	100 shares

Forward-Looking Information

This Annual Report on Form 10-K contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our plans, intentions and expectations reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that our plans, intentions or expectations will be achieved. We caution investors that all forward-looking statements involve risks and uncertainties, including those arising out of economic, climatic, political, regulatory, competitive and other factors. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 21E. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements we make in this Annual Report on Form 10-K are set forth in this Annual Report on Form 10-K. We believe that the following factors, among others, could affect our future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this Annual Report on Form 10-K:

–	general and regional economic conditions, including the economy in the states in which we have production facilities and in which we sell our products;

–	demand for residential and commercial construction;

–	demand for automobiles and other vehicles;

–	interest rate changes and changes in financial markets generally;

–	levels of government spending on road and other infrastructure construction;

–	the competitive nature of the industrial minerals and aggregates industries;

–	operating risks typical of the industrial minerals and aggregates industries;

–	difficulties in, and unanticipated expense of, assimilating newly-acquired businesses;

–	difficulties or delays in, and unanticipated expense of, completing the sale of our aggregates business;

–	fluctuations in prices for, and availability of, transportation, power, petroleum-based products and other energy products;

–	unfavorable weather conditions;

–	regulatory compliance, including compliance with environmental and silica exposure regulations, by us and our customers;

–	litigation affecting our customers;

–	product liability litigation by our customers’ employees affecting us, including the adequacy of indemnity and insurance coverage and of the reserves we have recorded relating to current and future litigation;

–	changes in the demand for our products due to the availability of substitutes for products of our customers;

–	labor unrest; and

–	the ability to obtain new sources of financing to serve the working capital needs of our remaining business after the completion of the sale of our aggregates business.

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

Industry Data

Information contained in this Annual Report on Form 10-K concerning the industrial minerals and aggregates industries, our general expectations concerning these industries and our market position and market share within these industries and the end use markets we serve are based on estimates prepared by us using data from various sources (primarily the U. S. Geological Survey, including its web site at www.usgs.gov, the Committee on Environment and Public Works of the United States Senate and data from our internal research) and on assumptions made by us, based on that data and our knowledge of these industries, which we believe to be reasonable. We believe data regarding the industrial minerals and aggregates industries and our market position and market share within those industries and the end use markets we serve are inherently imprecise, but are generally indicative of their size and our market position and market share within those industries and end use markets. While we are not aware of any misstatements regarding any industry data presented in this Annual Report on Form 10-K, our estimates, particularly as they relate to our general expectations concerning the industrial minerals and aggregates industries, involve risks and uncertainties and are subject to change based on various factors, including those discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Significant Factors Affecting Our Business” and elsewhere in this Annual Report on Form 10-K. Information contained in this Annual Report on Form 10-K relating to the Transportation Equity Act for the 21st Century comes primarily from the United States Department of Transportation’s web site located at www.fhwa.dot.gov. The information contained in, or linked to, the web sites referenced in this paragraph does not constitute part of this Annual Report on Form 10-K.

Measurements

When used in this Annual Report on Form 10-K:

–	data in tons or tonnage is measured in “short” tons (2,000 pounds);

–	mesh refers to size measured in sieve openings per square inch and thus as mesh size increases, particle size decreases; and

–	microns refer to size (one micron is equal to 0.00004 of an inch).

PART I

Item 1.	Business

Overview of Better Minerals & Aggregates Company

We mine, process and market industrial minerals, principally industrial silica, in the eastern and midwestern United States. We also mine, process and market aggregates and produce and market hot mixed asphalt in certain parts of Pennsylvania and New Jersey.

We are the second leading producer of industrial silica in the United States, accounting for approximately 24% of industry volume in 2002, and believe that we have leading positions in most of our key end use markets for our silica products, typically occupying the number one or two position by sales. These end use markets include container glass, fiberglass, specialty glass, flat glass, fillers and extenders, chemicals and ceramics. We also supply our silica products to the foundry, building materials and other end use markets.

Our customers use our aggregates, which consist of high quality crushed stone, construction sand and gravel, for road construction and maintenance, other infrastructure projects and residential and commercial construction and to produce hot mixed asphalt and concrete products. We also use our aggregates to produce hot mixed asphalt.

We operate a network of 27 production facilities in 14 states. Many of our production facilities are located near major modes of transportation and our significant customers, which reduces transportation costs and enhances customer service. Our principal industrial minerals and aggregates properties each have deposits that we believe will support production in excess of 15 years. Our industrial minerals business (substantially all the sales of which consists of silica products) and our aggregates business accounted for 61% and 39% of our sales, respectively, for the year ended December 31, 2002.

On April 10, 2003, we entered into an agreement to sell our aggregates segment to a subsidiary of Hanson Building Materials of America, Inc. The consideration consists of $152 million in cash and the assumption of $3 million in capital lease obligations. Pursuant to the agreement, we would owe Hanson $2 million plus interest (beginning after the third year) on the fifth anniversary of the closing if certain post-closing permit and rezoning objectives specified in the agreement are not achieved during this period. The agreement also contains customary representations, warranties and indemnities. Closing on the sale is subject to customary closing conditions, including antitrust clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and completion of environmental and geological due diligence and real estate surveys at certain of our aggregates operating sites. We will also need to obtain the consent of our senior secured lenders in order to release any liens on the assets being sold and the release of the guarantees of our aggregates subsidiaries of the obligations under the indenture relating to our senior subordinated notes.

Products

We operate in two business segments: industrial minerals products and aggregates products.

Industrial Minerals. Our industrial minerals products are processed to meet a broad range of chemical purity, particle shape and sizing specifications. Our key industrial minerals products are known as unground silica, ground silica, fine ground silica, kaolin and aplite. Our unground silica products consist of silica of various size grades ranging from 120 to 20 mesh. For the year ended December 31, 2002, we sold 5.5 million tons of unground silica. Our ground silica products consist of unground silica that is further processed into sizes of 40 to 125 microns. For the year ended December 31, 2002, we sold 550,000 tons of ground silica. Our fine ground silica products consist of ground silica that we have further processed with highly engineered equipment into size grades of 5 to 40 microns. For the year ended December 31, 2002, we sold 53,000 tons of fine ground silica. In addition to our silica products we also produce a limited amount of kaolin and aplite. Kaolin is a mineral co-product in our production of silica in Kosse, Texas that we sell primarily as a filler and extender to the paints and coatings industry. For the year ended December 31, 2002, we sold 43,000 tons of kaolin. Aplite is an alumina source produced at our Montpelier, Virginia facility that we sell primarily to the glass industry. For the year ended December 31, 2002, we sold 246,000 tons of aplite.

Aggregates. Our aggregates products include high quality crushed stone, construction sand and gravel, which we provide in various sizes, and hot mixed asphalt. Hot mixed asphalt is a blended mixture of approximately 95% crushed stone, sand or gravel bound together by asphalt oil. A major component of the road system in the United States, hot mixed asphalt covers approximately 95% of the paved roads in the United States, and the hot mixed asphalt industry generates over $10 billion in sales annually in the United States. Market growth and demand is primarily driven by road construction and population growth. We sold 10.4 million tons of our aggregates products that included 1.8 million tons of our hot mixed asphalt for the year ended December 31, 2002.

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

End Use Markets and Customers

Our industrial minerals and aggregates businesses generate sales from a diversified base of customers and end use markets. During the year ended December 31, 2002, we exceeded $10 million in sales in each of 8 distinct end use markets, and no single customer accounted for more than 5% of our sales.

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

We estimate that in 2002 our shipments of industrial silica to the container glass, fiberglass, specialty glass and flat glass end use markets accounted for approximately 29% of the total volume of industrial silica shipped to the glass end use markets in the United States.

Foundry. We supply unground and ground silica to the foundry end use market for use in the production of automotive, heavy equipment and machine tool castings. We estimate that in 2002 we accounted for approximately 14% of the silica volume shipped to the foundry end use market in the United States.

Fillers and Extenders. We supply unground, ground and fine ground silica and kaolin to the paints and coatings end use market as fillers and extenders in the production of architectural, industrial and traffic paints, and to the rubber and plastic end use market for use in the production of epoxy molded countertops and silicone rubber. We estimate that in 2002 we accounted for approximately 30% of the silica volume shipped to the fillers and extenders end use market in the United States. We are able to ship certain of these products, which are primarily marketed on a local basis, to customers nationally as well as regionally. In addition, we are also able to compete internationally with some of these products.

Building Materials. We supply unground, ground and fine ground silica and kaolin to the building materials end use market for use in the production of bricks, stucco, concrete and asphalt shingles. We estimate that in 2002 we accounted for approximately 25% of the silica volume shipped to the building materials end use market in the United States.

Chemicals. We supply unground and ground silica to the chemicals end use market where it is used in the manufacture of sodium silicate, which is used in products such as detergents, paper textile, finishing and dental products. We estimate that in 2002 we accounted for approximately 65% of the silica volume shipped to the chemicals end use market in the United States.

Ceramics. We supply unground, ground and fine ground silica and kaolin to the ceramics end use market for use in the production of ceramic whiteware, floor tiles and glaze formulations. We estimate that in 2002 we accounted for approximately 29% of the silica volume shipped to the ceramics end use market in the United States.

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

Many of our aggregates customers depend substantially on government funding of highway construction and maintenance and other infrastructure projects that is provided from federal funding and state and municipal governmental matching funds. Accordingly, a decrease in federal funding of highways and related infrastructure improvements or a failure of states or municipalities to match the federal funding provided them, could adversely affect our revenue and profits in our aggregates business. In addition, unlike some of our competitors, we currently sell our aggregates products almost entirely in only two states, Pennsylvania and New Jersey. As a result, we are more vulnerable than our more geographically diverse competitors to decreases in state government highway spending in those states.

Sales and Marketing

We market our industrial minerals products primarily on a local basis. Our local sales and marketing efforts are each managed by a regional sales person, and are directed to meet our local customers’ specific needs. Our technical and customer service personnel support our local sales and marketing personnel. Certain of our smaller local customers are primarily serviced by customer service representatives located at our facilities. We also sell to distributors for resale to customers who desire to purchase a combination of our industrial minerals and other products that the distributor supplies.

In the case of our customers that have facilities in multiple states, we also direct our sales and marketing efforts at the corporate headquarters level. While competition for these customers generally remains at the local level, the terms of certain of our agreements are negotiated with the customer at the corporate level. Our national account managers also coordinate multi- disciplinary teams that work with these customers and their technical and engineering departments to jointly develop specifications for industrial minerals to meet their local product and application needs. In addition, we provide technical and customer service to these customers’ individual facility locations at the local level.

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

The industrial silica industry is a competitive market that is characterized by a small number of large, national producers and a larger number of small, regional producers. We are the second leading producer of industrial silica in the United States, accounting for approximately 24% of industry volume in 2002. We compete with, among others, Unimin Corporation, Fairmount Minerals, Inc., Oglebay Norton Industrial Sands, Inc. and Badger Mining Corporation. Competition in the industrial minerals industry is based on price, consistency and quality of product, site location, distribution capability, customer service, reliability of supply, breadth of product offering and technical support. In addition, there is significant underutilized capacity in the industrial minerals industry that could adversely affect the pricing of our industrial minerals products.

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

Our Commercial Aggregates Transportation and Sales, LLC (“CATS”) subsidiary runs a cooperative fleet of dump trucks owned by independent contractors. CATS hires these trucks for hauling aggregates and other bulk materials. In return, the independent trucking contractors benefit from a steady source of work and bulk discounts on fuel, tires and other services. CATS enables us to secure reliable access to a fleet of approximately 200 dump trucks on a cost-effective basis.

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

We have taken a number of steps to minimize potential environmental liabilities and address environmental activities in a proactive manner, including performing regular environmental audits, performing Phase 1 environmental assessments on all of our properties in 1995 and, prior to acquisition, on all properties acquired after that time, removing all known underground storage tanks, replacing PCB-containing transformers with non-PCB transformers and developing and implementing an “environmental information management system” to allow us to better track permits and compliance matters.

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

Regulation of Silica. The Occupational Safety and Health Administration, or OSHA, regulates work place exposure to crystalline silica at our customer locations through a “permissible exposure level,” commonly referred to as a PEL and through ancillary provisions. In the Department of Labor regulatory agenda published in December 2002, OSHA announced that it would publish a Notice of Proposed Rule Making regarding occupational exposure to crystalline silica in general industry in November 2003.

The Mining Safety and Health Administration, or MSHA, regulates occupational health and safety matters for mining. Accordingly, MSHA regulates our quarries, underground mines and industrial mineral processing facilities. The MSHA “threshold limit value” for crystalline silica as quartz is the same as the current OSHA PEL. MSHA is expected to follow OSHA’s actions regarding the permissible limits of exposure to crystalline silica for mining.

The Environmental Protection Agency, or EPA, is currently evaluating crystalline silica under its Integrated Risk Information System, or IRIS, program. Essentially, the EPA is conducting a risk assessment regarding the cancer and non-cancer health effects of crystalline silica and may possibly develop reference concentrations for non-cancer health effects and unit risk factors for cancer health effects. These reference concentrations and unit risk factors, if developed, will be entered into the EPA IRIS database. In an EPA regulatory agenda, the EPA announced that the EPA’s evaluation of crystalline silica under the IRIS program would be complete in 2004 or 2005. In addition, several states have considered, and a few have promulgated, regulations regarding crystalline silica air emissions. For example, in Oklahoma and Texas, crystalline silica is considered a toxic air contaminant. As such, these states have established maximum allowable ambient concentrations, or MAACs, for crystalline silica (quartz). Generally, these MAACs establish limits for facility crystalline silica emissions, measured at the facility property line. The IRIS initiative and state MAAC standards could result in lower permit limits requiring costly equipment upgrades or operational restrictions.

The U.S. Consumer Product Safety Commission (“CPSC”) is studying the potential for crystalline silica exposure arising from the use of play sand. The CPSC activities have just recently begun, and the estimated completion date and any regulatory action resulting from the activities are unknown.

In 2001, Massachusetts classified crystalline silica smaller than 10 micron in particle size and used for abrasive blasting or in foundry molding operations as a toxic substance for purposes of the state’s toxic use reduction act program. The toxic use reduction act program imposes fees on the use of toxic substances and requires certain users of toxic substances to develop plans to reduce the use of the toxic substance. California requires that a warning accompany any chemical that the state has published as being known to cause cancer. “Silica, crystalline (airborne particles of respirable size)” has been included as a carcinogen under these criteria since 1988. These state programs, or others similar to them or the Oklahoma MAAC program, may have the effect of reducing our customers’ demand for silica products.

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

Mining and Processing of Minerals. In addition to the regulatory matters described above, the industrial minerals and aggregates industries are subject to extensive governmental regulation on matters such as permitting and licensing requirements, plant and wildlife protection, wetlands protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. Our future success depends upon the quantity of our industrial minerals and aggregates deposits and our ability to extract these deposits profitably. It is difficult for us to estimate quantities of recoverable deposits, in part due to future permitting and licensing requirements. We believe we have obtained all material permits and licenses required to conduct our present mining operations. However, we will need additional permits and renewals of permits in the future. We may be required to prepare and present to governmental authorities data pertaining to the impact that any proposed exploration or production activities may have upon the environment. New site approval procedures may require the preparation of archaeological surveys, endangered species studies and other studies to assess the environmental impact of new sites. Compliance with these regulatory requirements is expensive, requires an investment of funds well before the potential producer knows if its operation will be economically successful and significantly lengthens the time needed to develop a new site. Furthermore, obtaining or renewing required permits is sometimes delayed or prevented due to community opposition and other factors beyond our control. New legal requirements, including those related to the protection of the environment, could be adopted that could materially adversely affect our mining operations (including the ability to extract mineral deposits), our cost structure or our customers’ ability to use our industrial minerals or aggregates products.

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

Employees

As of March 1, 2003, we had approximately 1,050 employees, of which approximately 550 were represented by 12 local unions under 12 union contracts. These union contracts have remaining durations ranging from one to four years. Over the last 10 years, we have been involved in numerous labor negotiations, only two of which have resulted in a work disruption at two of our 27 facilities. During these disruptions, the operations of the facilities and our ability to serve our customers were not materially affected. Although we consider our current relations with our employees to be good, if we do not maintain these good relations, or if a work disruption were to occur, we could suffer a material adverse effect.

Item 2.	Properties

We own or lease a number of properties located in the eastern and midwestern United States. Our headquarters is in Berkeley Springs, West Virginia. Set forth below is the location, use, status and number of years of remaining reserves as of December 31, 2002 for each of our principal properties:

Location	Use	Status	Number of Years Remaining Reserves[1]

Berkeley Springs, WV	Corporate offices	Owned	N/A

Industrial Minerals
Berkeley Springs, WV	Silica mining and processing	Owned	23
Columbia, SC	Silica mining and processing	Leased	25
Dubberly, LA	Silica mining and processing	Owned/Leased	34
Dundee, OH	Silica mining and processing	Owned	77
Hurtsboro, AL	Silica mining and processing	Owned/Leased	12
Jackson, TN	Silica mining and processing	Owned	31
Kosse, TX	Silica and kaolin mining and processing	Owned/Leased	30
Mapleton Depot, PA	Silica mining and processing	Owned/Leased	22
Mauricetown, NJ	Silica processing	Owned	N/A
Mill Creek, OK	Silica mining and processing	Owned/Leased	26
Millville, NJ	Silica mining and processing	Owned/Leased	20
Montpelier, VA	Aplite mining and processing	Owned/Leased	39
Ottawa, IL	Silica mining and processing	Owned	54
Pacific, MO	Silica mining and processing	Owned	68
Port Elizabeth, NJ	Construction sand and silica mining and processing	Owned	39
Rockwood, MI	Silica processing	Owned	N/A

Aggregates
Adamsburg, PA	Hot mixed asphalt plant	Owned	N/A
Berlin, NJ	Construction sand mining and processing	Owned	12
Cedar Lake, NJ	Construction sand mining and processing	Owned	17
Jim Mountain, PA	Stone quarry	Leased	44
Latrobe, PA	Stone quarry; hot mixed asphalt plant	Leased	126
Newport, NJ	Construction sand processing	Owned	N/A
Ottsville, PA	Stone quarry; hot mixed asphalt plant	Owned	28
Penns Park, PA	Stone quarry; hot mixed asphalt plant	Owned	21
Penn Valley, PA	Construction sand mining and processing	Leased	7
Rich Hill, PA	Stone quarry	Owned/Leased	41
Sewickly, PA	Hot mixed asphalt plant	Owned	N/A
Springfield Pike, PA	Stone quarry; hot mixed asphalt plant; offices	Owned	41
Upper Deerfield, NJ	Rail/truck transload	Owned	N/A
Upper Township, NJ	Construction sand mining and processing	Owned/Leased	2
Washington, PA	Hot mixed asphalt plant	Owned	N/A

With respect to each operation at which we mine industrial minerals and aggregates, we obtain permits from various governmental authorities prior to the commencement of mining. The current permitted deposits on our properties are sufficient to support production, based on historical rates of production ranging from approximately four years to approximately 77 years. We obtain permits to mine deposits as needed in the normal course of business based on our mine plans and state and local regulatory provisions regarding mine permitting and licensing. Based on our historical permitting experience, we expect to be able to continue to obtain necessary mining permits to support historical rates of production. Industrial minerals and aggregates properties which have deposits (which include both permitted and unpermitted deposits) that we believe are sufficient to support production for over 15 years accounted for approximately 97% of our sales for the year ended December 31, 2002. Additionally, to further assure sufficient deposits and adequate facilities to meet future demand, we plan to obtain new deposits through expansion of existing sites, where feasible, and acquisitions of industrial minerals and aggregates businesses.

[1]	The number of years of remaining reserves for each of our principal properties as of December 31, 2002 is based on extraction and production information collected during 2002.

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

We are a defendant in various lawsuits related to our business. These matters include lawsuits relating to the exposure of persons to silica. On April 20, 2001, in an action pending in Beaumont, Texas (Donald Tompkins et al v. American Optical Corporation et al), a jury rendered a verdict against Ottawa Silica Company and Pennsylvania Glass Sand Corporation, predecessors to U.S. Silica, in the amount of $7.5 million in actual damages. On June 1, 2001, the trial judge entered judgment on the verdict against U.S. Silica in the amount of $5,928,000 in actual damages (the verdict of $7.5 million, less credits for other settlements), approximately $464,000 in prejudgment interest and $40,000 in court costs. In addition, punitive damages were settled for $600,000. In light of the facts entered into evidence relating to the timing of the exposure, we believe that the entire judgment and settlements of the Tompkins action are covered by a combination of Ottawa Silica Company’s insurance coverage and the current indemnity agreement of ITT Industries, in each case, discussed elsewhere in this Annual Report on Form 10-K. After the judgment was entered by the trial judge and upon the posting of a bond, we filed an immediate appeal to the appropriate appellate court in Texas, which upheld the trial court’s ruling. A petition for review has been filed with the Texas Supreme Court. For a detailed discussion of the potential liability to us from silica-related product liability claims, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Factors Affecting Our Business—Silica Health Risks and Litigation May Have a Material Adverse Effect on Our Business.”

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Not applicable.

Item 6.	Selected Financial Data

The following table sets forth our selected historical consolidated financial and other data as of the end of and for the periods presented. The selected historical consolidated financial data as of December 31, 2002 and December 31, 2001 and for the years ended December 31, 2002, 2001 and 2000 have been derived from our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of December 31, 2000, December 31, 1999 and December 31, 1998 and for the years ended December 31, 1999 and 1998 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

	2002	2001	2000	1999(1)	1998(2)
Statement of Operations Data:
Sales.	$300,495	$307,947	$299,335	$244,802	$169,943
Cost of goods sold	232,591	229,193	222,754	175,971	126,127
Depreciation, depletion and amortization	30,013	32,670	35,895	28,481	19,888
Selling, general and administrative (3)	46,419	23,905	26,541	21,843	31,157
Asset impairment (4)	107,882	—	—	—	—
Operating income (loss)	(116,410)	22,179	14,145	18,507	(7,229)
Interest expense	32,089	35,625	36,359	19,590	10,269
Accretion of preferred stock warrants (5)	—	—	—	56	1,254
Other income net, including interest income	(1,673)	(1,103)	(1,575)	(2,171)	(1,881)
(Loss) income before income taxes	(146,826)	(12,343)	(20,639)	1,032	(16,871)
Provision (Benefit) for income taxes before extraordinary items	(56,846)	(8,299)	(11,091)	(2,714)	(2,204)
Net income (loss) before extraordinary loss	(89,980)	(4,044)	(9,548)	3,746	(14,667)
Extraordinary loss (6)	—	—	—	(2,747)	(2,102)
Cumulative effect of change in accounting	8,623	—	—	—	—
Net income (loss).	$(98,603)	$(4,044)	$(9,548)	$999	$(16,769)

Balance Sheet Data:
Cash	$1,330	$2,493	$860	$13,573	$2,222
Working capital	41,295	34,288	38,086	45,715	19,508
Total assets	425,874	515,644	538,286	551,603	274,678
Total debt	294,922	288,086	289,405	287,505	137,448
Stockholder’s (deficit) equity	(54,449)	48,826	53,216	64,335	23,396

Other Financial Data:
Capital expenditures	$14,003	$13,738	$20,319	$14,572	$9,399
Cash interest expense	29,808	34,132	33,266	10,925	9,269
Ratio of earnings to fixed charges (7)	— (8)	— (8)	— (8)	1.1	— (8)

(1)	Includes the results of the Morie Assets from April 9, 1999, the date of acquisition, and the results of Commercial Stone from October 1, 1999, the date of acquisition.
(2)	Includes (i) with respect to the year ended December 31, 1998, the results of Pettinos from July 25, 1998, the date of acquisition, and (ii) with respect to the year ended December 31, 1998, the results of Better Materials from December 14, 1998, the date of acquisition.
(3)	Includes non-cash charges for third-party products liability litigation in 2002 and 2001, and non-cash compensation expense recorded in 2000 for stock grants to our new Chief Executive Officer and in 1998 due to the waiver by USS Holdings, our parent, of its right to repurchase certain capital stock held by our management.
(4)	Represents the difference between the estimated fair value of our aggregates business and its previous carrying amount.
(5)	Represents the non-cash accretion in value of certain warrants granted with respect to preferred stock of USS Holdings. We recognize this charge as part of push down accounting because the warrants were issued in connection with debt issued by our subsidiary, U.S. Silica. The obligation to satisfy any payments due in connection with these warrants was forgiven by USS Holdings during 1999.
(6)	Represents non-cash charges and write-offs recorded in connection with our early retirement of certain subordinated debt in 1998, and the early retirement of certain senior debt in 1999.
(7)	Under Item 503 of Regulation S-K, “earnings” for purposes of this calculation have been computed by adding to “income before extraordinary items” all taxes based on income or profits, total interest charges and the estimated interest element of rentals charged to income. “Fixed charges” include total interest charges and the estimated interest element of rentals charged to income.
(8)	Earnings were insufficient to cover fixed charges by $146.8 million, $12.3 million, $20.6 million, and $16.9 million, for the years ended December 31, 2002, 2001, 2000, and 1998, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We were incorporated in Delaware in January 1996 and purchased U.S. Silica Company, which was organized in 1927 as the Pennsylvania Glass Sand Corporation, from U.S. Borax in February 1996. After purchasing U.S. Silica, we subsequently completed the following acquisitions and disposition:

–	In July 1998, we acquired George F. Pettinos, Inc. (“Pettinos”), a producer of aggregates with operations in Berlin, New Jersey and a processor of silica with operations in Ontario, Canada.

–	In December 1998, we acquired Better Materials Corporation (“Better Materials”), an aggregates producer in southeastern Pennsylvania.

–	In April 1999, we acquired certain operating assets in southern New Jersey from Unimin Corporation (the “Morie Assets”), which are used in the production and sale of silica and aggregates.

–	In October 1999, we acquired Commercial Stone Co., Inc., a crushed stone and hot mixed asphalt producer in southwestern Pennsylvania, CATS and related quarry properties (collectively, “Commercial Stone”).

–	In February 2000, we sold one of our two Canadian subsidiaries, George F. Pettinos (Canada) Limited (“PECAL”).

In November 2000 we incorporated a new Delaware subsidiary, BMAC Services Co., Inc., to provide consulting and management services to our other subsidiaries. In April 2001, Commercial Stone merged with Better Materials, with Better Materials surviving. As a result of this merger, CATS became a wholly-owned subsidiary of Better Materials.

On October 1, 2002, as part of a change in management reporting responsibilities, the New Jersey operating assets of our aggregates business unit that also manufactured industrial minerals were transferred to our industrial minerals business unit. Net sales from the transferred assets are made both directly to customers and to our aggregates subsidiary. Prior year segment reporting has been restated to reflect this change.

On April 10, 2003, we entered into an agreement to sell our aggregates segment to a subsidiary of Hanson Building Materials of America, Inc. The consideration consists of $152 million in cash and the assumption of $3 million in capital lease obligations. Pursuant to the agreement, we would owe Hanson $2 million plus interest (beginning after the third year) on the fifth anniversary of the closing if certain post-closing permit and rezoning objectives specified in the agreement are not achieved during this period. The agreement also contains customary representations, warranties and indemnities. Closing on the sale is subject to customary closing conditions, including antitrust clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and completion of environmental and geological due diligence and real estate surveys at certain of our aggregates operating sites. We will also need to obtain the consent of our senior secured lenders in order to release any liens on the assets being sold and the release of the guarantees of our aggregates subsidiaries of the obligations under the indenture relating to our senior subordinated notes.

Critical Accounting Policies

In our opinion, we do not have any individual accounting policy which is critical to the preparation of our financial statements. Also, in many instances, we must use an accounting policy or method because it is the only policy or method permitted under accounting principles generally accepted in the United States. However, certain accounting policies are more important to the reporting of the Company’s financial position and results of operations. These policies are discussed in the succeeding paragraphs. The notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K include a summary of the significant accounting policies used in the preparation of our financial statements.

Sales. We recognize sales at the time the product is shipped to our customers and title passes (generally when the product leaves our facility). Sales includes the costs of transportation borne by our customers when we pay the costs on their behalf and are reimbursed.

Cost of Goods Sold. Cost of goods sold includes the ongoing mining and processing costs of our operations (primarily labor costs, energy and power costs, repair and maintenance costs, transportation costs on customer shipments, costs of hiring third party subcontractors to drill and blast in our mining operations, as well as lease and royalty payments, at some locations) and non-cash charges associated with estimated net future costs of restoring and reclaiming operating mine sites. This reclamation provision is made at each operating location based on units of production and engineering estimates of total reserves, which are expected to last from 2 to 77 years, as of the balance sheet date. The effect of any changes in estimated costs, production, and minable reserves is recognized on a prospective basis.

Selling, General and Administrative. Selling, general and administrative expenses are the costs of operating our business, including corporate overhead and associated fees and expenses related to acquisitions. Management fees to our acquisition advisors, due diligence costs for any acquisitions that we are unable to complete and amounts recorded for product liability claims are also included in this category. See “Self-Insurance and Product Liability Claim Reserves” below.

Depreciable Properties. Acquired property and mineral deposits are recorded at cost. Costs to develop new mining properties are capitalized and amortized based on units of production. The purchase price of business acquisitions is allocated based on the fair values of assets acquired and liabilities assumed at that time. Depreciation is computed using the straight line method over the estimated useful lives of the assets, which ranges from 3 to 15 years. Depletion of mineral deposits is accounted for as the minerals or aggregates are extracted, based on units of production and engineering estimates of total deposits. Accordingly, depletion expense will increase or decrease with changes in the volumes of minerals or aggregates extracted or, prospectively, for changes in engineering estimates of total deposits. Amortization of various non-current assets such as non-competition agreements are made on a straight line basis over the life of the related agreement. Goodwill related to purchased acquisitions was amortized over 15 years. As described under “Recent Accounting Pronouncements,” the adoption of SFAS 142 eliminated goodwill amortization and required an evaluation of goodwill impairment upon adoption, as well as subsequent annual valuations. The Company reviews long-lived assets for impairment periodically in accordance with SFAS 144.

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

Self-Insurance and Product Liability Claim Reserves. We are self-insured for healthcare costs and, in some states, worker’s compensation. Our subsidiary, U.S. Silica Company, is currently self-insured for third party product liability claims alleging occupational disease. We provide for estimated future losses based on reported cases and past claim history. Accounting for these liabilities requires us to use our best judgment. While we believe that our accruals for these matters are adequate, if the actual loss is significantly different than the estimated loss for these liabilities, our results of operations could be materially affected. See “Significant Factors Affecting Our Business – Silica Health Risks and Litigation May Have a Material Adverse Effect on Our Business” for a further discussion of the manner in which we record amounts for product liability claims.

Employee Benefit Plans. We provide a range of benefits to our employees and retired employees, including pensions and postretirement healthcare and life insurance benefits. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions, including discount rates, assumed rates of returns, compensation increases, turnover rates and healthcare cost trend rates. We review the actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by U.S. generally accepted accounting principles, the effect of the modifications is generally recorded or amortized over future periods. We believe that the assumptions utilized in recording our obligations under the plans, which are presented in note 10 to the audited consolidated financial statements, are reasonable based on advice from our actuaries and information as to assumptions used by other employers.

Taxes. We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

We evaluate quarterly the realizability of our deferred tax assets by assessing the need for a valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. Factors that may affect our ability to achieve sufficient forecasted taxable income include, but are not limited to, the following: a decline in sales or margins, increased competition or loss of market share. In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended time to resolve. In management’s opinion, adequate provisions for income taxes have been made for all years.

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

Results of Operations

The following table sets forth our consolidated statement of operations data for the three years ended December 31, 2002, 2001 and 2000, and the percentage of sales of each line item for the periods presented. This statement of operations data is derived from our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31
	2002		2001		2000
	(Dollars in Thousands)

Sales:
Industrial minerals	$184,747	61.5%	$189,748	61.6%	$192,590	64.3%
Aggregates	118,645	39.5	120,833	39.2	107,598	35.9
Intercompany elimination	(2,897)	(1.0)	(2,634)	(0.8)	(853)	(0.2)

Total sales	300,495	100.0	307,947	100.0	299,335	100.0
Cost of goods sold	232,591	77.4	229,193	74.4	222,754	74.4
Depreciation, depletion and amortization	30,013	10.0	32,670	10.6	35,895	12.0
Selling, general and administrative	46,419	15.4	23,905	7.8	26,541	8.8
Asset impairment	107,882	35.9	—	—	—	—

Operating income (loss)	(116,410)	(38.7)	22,179	7.2	14,145	4.7
Interest expense	32,089	10.7	35,625	11.6	36,359	12.1
Other income, net of interest income	(1,673)	(0.6)	(1,103)	(0.4)	(1,575)	(0.5)

(Loss) income before income taxes	(146,826)	(48.8)	(12,343)	(4.0)	(20,639)	(6.9)
Benefit for income taxes before extraordinary items	(56,846)	(18.9)	(8,299)	(2.7)	(11,091)	(3.7)

Net (loss) before cumulative effect of accounting change	(89,980)	(29.9)	(4,044)	(1.3)	(9,548)	(3.2)
Cumulative effect of change in accounting	8,623	2.9	—	—	—	—

Net income (loss)	$(98,603)	(32.8)%	$(4,044)	(1.3)%	$(9,548)	(3.2)%

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Sales. Sales decreased $7.4 million, or 2.4%, to $300.5 million in the year ended December 31, 2002 from $307.9 million in the year ended December 31, 2001.

        Sales of industrial minerals decreased $5.0 million, or 2.6%, to $184.7 million in the year ended December 31, 2002 from $189.7 million in the year ended December 31, 2001. Included in industrial minerals sales are intercompany shipments to our aggregates business that are then resold to customers. These intercompany shipments are eliminated in consolidation and totaled $2.9 million in the year ended December 31, 2002 and $2.6 million in the year ended December 31, 2001. Excluding the intercompany shipments, sales of industrial minerals decreased $5.3 million, or 2.8%, to $181.8 million in the year ended December 31, 2002 from $187.1 million in the year ended December 31, 2001. The primary reason for the decrease in sales was a $6.9 million decrease in transportation revenue as several customers have changed their terms with us and now pay these costs directly to the transportation companies. This decline was partially offset by an increase in product sales to customers of $1.6 million in the year, primarily from increased silica and aplite sales to our glass customers, partially offset by a decline in sales to the oil &gas extraction market.

Sales of aggregates decreased $2.2 million, or 1.8%, to $118.6 million in the year ended December 31, 2002 from $120.8 million in the year ended December 31, 2001. The primary reason behind the decrease in aggregates sales was a $7.9 million, or 16.9% decrease in asphalt sales from our existing, or heritage, operations, partially offset by a $2.5 million increase in asphalt sales from a new leased operation, $2.3 million in stone sales from the same leased operation and a $1.0 million increase in transportation revenue.

Cost of Goods Sold. Cost of goods sold increased $3.4 million, or 1.5%, to $232.6 million in the year ended December 31, 2002 from $229.2 million in the year ended December 31, 2001.

Cost of goods sold for industrial minerals decreased $0.5 million, or 0.4%, to $139.2 million in the year ended December 31, 2002 from $139.7 million in the year ended December 31, 2001. The primary reason for the decrease was a $6.9 million decrease in transportation costs for customer shipments, as several customers changed their terms and pay these costs directly to the transportation companies, and a $2.1 million reduction in the cost of drier fuel, substantially offset by increased costs of maintenance, wages, premiums and benefits, power and insurance.

Cost of goods sold for aggregates increased $4.0 million, or 4.5%, to $93.7 million for the year ended December 31, 2002 from $89.7 million for the year ended December 31, 2001. Included in cost of goods sold are the costs of the intercompany shipments from our industrial minerals business as noted earlier. The cost of these shipments are eliminated in consolidation and increased $0.3 million to $2.9 million in the year ended December 31, 2002 from $2.6 million in the year ended December 31, 2001. Excluding these intercompany costs, the cost of goods sold for aggregates increased $3.7 million, or 4.3%, to $90.8 million for the year ended December 31, 2002 from $87.1 million for the year ended December 31, 2001. The primary reason for the increase in cost of goods sold were the costs of our new leased operations, that were only partially offset by the decline in asphalt volume.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization decreased $2.7 million, or 8.3%, to $30.0 million for the year ended December 31, 2002 from $32.7 million for the year ended December 31, 2001, primarily from a $1.2 million decrease in goodwill amortization as a result of new accounting rules that eliminated goodwill amortization, and a $0.5 million decrease in the amortization of a covenant not to compete that expired in 2001.

Asset Impairment Charge. We recorded in the fourth quarter of 2002 an asset impairment charge of $107.9 million to record the current fair market value of our aggregates business unit according to Statement of Financial Accounting Standard No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS 144). The impairment analysis was necessitated by the sale process for our aggregates business which began late in the fourth quarter of 2002. Following the asset impairment charge, the expected proceeds upon sale of the aggregates business in 2003 as discussed previously will approximate the value of the business. This non-cash charge to operating loss results in a corresponding decrease in the valuation of the ore reserves for the aggregates business. The reported results of the aggregates business, including the impairment charge in 2002 will be classified as discontinued operations for all periods presented commencing in the second quarter of 2003 and the related assets and liabilities will be classified as held for sale.

Selling, General and Administrative. Selling, general and administrative expenses increased $22.5 million, or 94.1%, to $46.4 million for the year ended December 31, 2002 from $23.9 million for the year ended December 31, 2001. Included in selling, general and administrative expense are our costs and accruals for third party product liability litigation relating to occupational health claims against one of our subsidiaries. Our industrial minerals subsidiary incurred a significant increase in new cases filed against it in the fourth quarter of 2002 and accordingly performed a comprehensive review of the estimated future costs of this litigation, and, as a result, recorded a non-cash expense of $23.7 million in the year ended December 31, 2002, an increase of $22.3 million, from the $1.4 million of non-cash charges recorded in the year ended December 31, 2001. See “Significant Factors Affecting Our Business – Silica Health Risks and Litigation May Have a Material Adverse Effect on Our Business.” Except for the non-cash charges for silica health litigation relating to occupational health claims, selling, general and administrative expense only increased $0.2 million to $22.7 million for the year ended December 31, 2002 from $22.5 million for the year ended December 31, 2001.

Operating Loss. Operating loss incurred for the year ended December 31, 2002 was $116.4 million, as compared to operating income of $22.2 million for the year ended December 31, 2001 as a result of the factors noted earlier, primarily the non-cash asset impairment charge of $107.9 million and the non-cash charges for occupational health claims from alleged silica exposure of $23.7 million.

Interest Expense. Interest expense decreased $3.5 million, or 9.8%, to $32.1 million for the year ended December 31, 2002 from $35.6 million for the year ended December 31, 2001 due primarily to decreased interest rates.

Benefit for Income Taxes. The benefit for income taxes of $56.8 million reflects the tax benefits related to the current year loss reduced by a $7.5 million valuation allowance from the uncertainty of the future utilization of our net operating loss carry forwards and alternative minimum tax credit carry forward.

Net Loss Before Accounting Changes. Net loss before the cumulative change in accounting for goodwill increased $86.0 million to $90.0 million in the year ended December 31, 2002 from $4.0 million in the year ended December 31, 2001.

Cumulative Effect of Change in Accounting for Goodwill. Under Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS 142), we were required to perform an asset impairment test on all goodwill recorded on our books as of January 1, 2002. The result of the impairment test was a complete write-down of the $14.7 million of goodwill recorded as an asset as of January 1, 2002, which was recorded as a cumulative effect of change in accounting. The goodwill was the result of the acquisitions of the Morie Assets and Commercial Stone completed in 1999 by the aggregates segment. Adoption of this standard, which was effective January 1, 2002, eliminated annual goodwill amortization expense of approximately $1.2 million. The $8.6 million expense recorded in the year ended December 31, 2002 is net of applicable income taxes of $6.1 million.

Net Loss. Net loss for the year ended December 31, 2002 was $98.6 million as a result of the factors noted earlier, but primarily the asset impairment charge, silica litigation charge and cumulative effect of the change in accounting for goodwill.

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

Sales. Sales increased $8.6 million, or 2.9%, to $307.9 million in the year ended December 31, 2001 from $299.3 million in the year ended December 31, 2000.

Sales of industrial minerals decreased $2.9 million, or 1.5% to $189.7 million in the year ended December 31, 2001 from $192.6 million in the year ended December 31, 2000. Included in sales in 2000 was $1.9 million from PECAL, our subsidiary that was sold in February 2000. Excluding PECAL results, sales of industrial minerals decreased $1.0 million, or 0.5%, to $189.7 million in the year ended December 31, 2001 from $190.7 million in the year ended December 31, 2000. The primary reason behind the decrease in industrial minerals sales was decreased sales of silica sand to all glass market segments, and the chemicals and foundry market segments, partially offset by increased silica sand sales to the oil and gas and building product market segments, a $1.7 million increase, from $0.9 million in 2000 to $2.6 million in 2001, in intercompany shipments to our aggregates business that are eliminated in consolidation, and additional sales of aplite to the glass container market segment.

Sales of aggregates increased $13.2 million, or 12.3% to $120.8 million in the year ended December 31, 2001 from $107.6 million in the year ended December 31, 2000. The increase in sales is primarily due to a 14.5% increase in asphalt volume and a 21.4% increase in stone volume sold to customers, and a $3.4 million, or 14.1% increase in transportation costs billed to customers, increasing from $24.1 million in 2000 to $27.5 million in 2001.

Cost of Goods Sold. Cost of goods sold increased $6.4 million, or 2.9%, to $229.2 million in the year ended December 31, 2001 from $222.8 million in the year ended December 31, 2000.

Cost of goods sold for industrial minerals decreased $1.3 million, or 0.9%, to $139.7 million in the year ended December 31, 2001 from $141.0 million in the year ended December 31, 2000. Excluding PECAL’s results from 2000, cost of goods sold for industrial minerals increased $0.2 million to $139.7 million for the year ended December 31, 2001 from $139.5 million in the year ended December 31, 2000. The remaining change in cost of goods sold is primarily due to the 3.8% decrease in the volume of material sold in the year, offset by a $1.9 million increase in the price of drier fuel and a $0.4 million increase in the price of electricity.

Cost of goods sold for aggregates increased $7.8 million, or 9.5%, to $89.7 million in the year ended December 31, 2001 from $81.9 million in the year ended December 31, 2000. The increase in cost of goods sold for aggregates is primarily due to a 14.4% increase in the volume of material sold in the year, and an increase of $1.7 million in the cost of materials received from our industrial minerals business unit that is eliminated in consolidation, partially offset by a $2.9 million decrease in the price of asphalt cement that is the binder used in the production of hot mixed asphalt.

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

Selling, General and Administrative. Selling, general and administrative expenses decreased $2.6 million, or 9.8%, to $23.9 million in the year ended December 31, 2001 from $26.5 million in the year ended December 31, 2000. Included in selling, general and administrative expense in 2000 were $2.3 million in compensation costs incurred to recruit our new chief executive officer that were not duplicated in 2001, and $0.4 million in costs for PECAL. Excluding both the compensation costs and PECAL’s results from 2000, selling, general and administrative expenses increased $0.1 million to $23.9 million in the year ended December 31, 2001 from $23.8 million in the year ended December 31, 2000. This increase is primarily due to reduced personnel and other operating expenses, and a $0.8 million reduction in management fees and consulting expenses on unsuccessful acquisitions, offset by a $1.4 million increase in the amounts provided for product liability claims primarily recorded in the fourth quarter relating to occupational health claims. See “Significant Factors Affecting Our Business – Silica Health Risks and Litigation May Have a Material Adverse Effect on Our Business.”

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

Liquidity and Capital Resources

Our principal liquidity requirements have historically been to service our debt, meet our working capital, capital expenditure and mine development expenditure needs and finance acquisitions. We are a holding company and as such we conduct substantially all our operations through our subsidiaries. As a holding company, we are dependent upon dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations, and have historically met our liquidity and capital investment needs with internally generated funds supplemented from time to time by borrowings under our revolving credit facility. Conversely, we have funded our acquisitions through borrowings and equity investments. Our total debt as of December 31, 2002 was $294.9 million and our total stockholder’s deficit as of that date was $54.4 million, giving us total debt representing approximately 123% of total capitalization. Our debt level makes us more vulnerable to economic downturns and adverse developments in our business.

Net cash provided by operating activities was $9.2 million for the year ended December 31, 2002 compared to $16.5 million of net cash provided by operating activities in the year ended December 31, 2001. Cash provided by operating activities decreased $7.3 million in 2002 due primarily to decreased earnings.

Net cash used for investing activities decreased $0.2 million to $12.9 million in the year ended December 31, 2002 from $13.1 million for the year ended December 31, 2001. This decrease primarily resulted from an increase in proceeds from sale of property, plant and equipment of $0.4 million partially offset by increased capital spending of $0.3 million.

Cash flow provided by financing activities was $2.6 million for the year ended December 31, 2002 as compared to $1.8 million of cash flow used for financing activities in the year ended December 31, 2001. There was a $10.7 million reduction in long-term debt in the year ended December 31, 2002 and a $9.2 million decrease in long-term debt in the same period in 2001. Advances under the revolving credit facility were $16.5 million and $7.9 million in the years ended December 31, 2002 and December 31, 2001, respectively.

Interest payments on our 13% senior subordinated notes due 2009 ($150 million outstanding as of December 31, 2002), which are unconditionally and irrevocably guaranteed, jointly and severally, by each of our domestic subsidiaries, debt service under our senior secured credit agreement described below, working capital, capital expenditures and mine development expenditures, incurred in the normal course of business as current deposits are depleted, represent our current significant liquidity requirements.

Under our senior secured credit agreement, as of December 31, 2002, we had $23.7 million outstanding under the tranche A term loan facility (which matures in September 2005) and $89.5 million outstanding under the tranche B term loan facility (which matures in September 2007). In addition, this credit agreement provides us with a $50.0 million revolving credit facility. The revolving credit facility was partially drawn for $29.8 million as of December 31, 2002, and $8.6 million was allocated for letters of credit, leaving $11.6 million available for our use. As of March 31, 2003, borrowings under the revolving credit facility increased to $30.8 million, and $8.6 million was allocated for letters of credit, leaving $10.6 million available for our use. The revolving credit facility is available for general corporate purposes, including working capital and capital expenditures, but excluding acquisitions, and includes sublimits of $12.0 million and $3.0 million, respectively, for letters of credit and swingline loans. In addition, effective March 13, 2003 a new second lien tranche C term loan facility in the amount of $15.0 million (which matures in September 2007) was added and fully utilized. Debt under the senior secured credit agreement is collateralized by substantially all of our assets, including our real and personal property, inventory, accounts receivable and other intangibles. For a further description of our senior secured credit agreement, including interest rate provisions, certain restrictions that it imposes upon us and certain quarterly and annual financial covenants that it requires us to maintain, please see note 6 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

On November 8, 2002, the lenders under our senior secured credit agreement approved an amendment effective September 30, 2002 that waived any default under the required leverage ratio and interest coverage covenants as of September 30, 2002. In connection with this amendment, we agreed to a 50 basis point increase in interest rates when the leverage ratio is greater than 5.0. When combined with two earlier amendments under the senior secured credit agreement, this results in a 100 basis point increase in interest rates over the original senior secured credit agreement for any quarter in which the leverage ratio is greater than 5.0. As of September 30, 2002 the leverage ratio was 6.1 compared to the applicable covenant of 5.5. The interest coverage ratio at September 30, 2002 was 1.68 compared to a 1.70 covenant. A one-time amendment fee of approximately $415,000 was paid to the lenders as part of this amendment.

On March 12, 2003, the lenders under our senior secured credit agreement approved an amendment that provided for a the new second lien tranche C term loan facility of $15.0 million and waived the agreement’s leverage ratio and interest coverage covenants through June 30, 2003. A one-time amendment fee of approximately $203,000 was paid to the lenders as part of this amendment and a one-time commitment fee of $600,000 was paid to the term C lender.

On April 17, 2003, the lenders under our senior secured credit agreement approved an amendment that revised the required leverage ratio and interest coverage ratio covenants through January 1, 2004. Under this amendment, the leverage ratio must be less than 7.98 at June 30, 2003, 7.51 at September 30, 2003 and 6.94 at December 31, 2003. The interest coverage ratio has been changed to greater than 1.26 at June 30, 2003, 1.31 at September 30, 2003 and 1.46 at December 31, 2003. In connection with this amendment, if our proposed aggregates sale is not completed by July 16, 2003, there will be a 100 basis point increase in the applicable margins under the senior secured credit agreement.

We believe, based on our calendar year 2003 forecast (which, for this purpose, includes our aggregates business), that we will be in compliance with the amended leverage ratio and interest coverage ratio covenants contained in the senior secured credit agreement throughout calendar year 2003. In the event that we do not substantially achieve our 2003 forecast, it will be necessary to seek further amendments to the senior secured credit agreement covenants. In addition, the required leverage ratio and interest coverage ratio covenants contained in the senior secured credit agreement are substantially more restrictive as of March 31, 2004 than the amended 2003 covenants and it is probable that we will need to seek amendments or waivers to avoid violating these covenants at that time. While we have obtained amendments and waivers under the senior secured credit agreement in the past, there can be no assurance that future amendments or waivers will be granted or that such amendments or waivers, if granted, would be on terms satisfactory to us.

In the event that we are not in compliance with the leverage ratio and interest ratio covenants contained in the senior secured credit agreement and we do not obtain a waiver or amendment under the agreement, we would be in default under the agreement and the lenders could declare all of the funds borrowed under the agreement, together with accrued interest, immediately due and payable. Similarly, if the lenders take this action under the senior secured credit agreement, we would be in default under the indenture relating to our senior subordinated notes and, if the default is not cured within 10 days after notice thereof, the bondholders could declare the principal of and accrued interest on the notes immediately due and payable. In the event this debt becomes due and payable it is unlikely that we will be able to repay the amounts due and payable and we could be, therefore, required to sell assets to generate cash or the lenders under our senior secured credit agreement could foreclose on the pledged stock of our subsidiaries and on the assets in which they have been granted a security interest.

As discussed earlier, on April 10, 2003, we signed an agreement for the sale of our aggregates business, which we expect will result in net cash proceeds to us of approximately $147 million (subject to a post-closing working capital adjustment). We plan to use the net proceeds from the sale to repay indebtedness outstanding under our senior secured credit agreement. In addition, as a result of this planned repayment, we will seek a new source of financing for the liquidity needs of the remaining business. In addition to providing working capital for the remaining business, we may use this new source of financing to repay the remaining amounts outstanding under the senior secured credit agreement. We are currently in discussions with a number of financial institutions to establish this new credit facility, which we would expect would be entered into at or around the time of the completion of the aggregates sale. While we believe that we will be able to obtain this new credit facility, we cannot guarantee that we will be able to do so on terms satisfactory to us or at all.

Capital expenditures increased $0.3 million, or 2.2%, to $14.0 million in the year ended December 31, 2002 from $13.7 million in the year ended December 31, 2001. Excluding possible acquisitions, our expected capital expenditure and mine development requirements for 2003 are $10.0 million.

As of December 31, 2002, the total of our future contractual cash commitments, including the repayment of our debt obligations under our senior secured credit agreement and our senior subordinated notes, is summarized as follows:

Contractual Cash Obligations (In millions)	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Senior Long-Term Debt (1)	$142.9	$10.6	$27.5	$104.8	$0.0
Subordinated Long-Term Debt	150.0	0.0	0.0	0.0	150.0
Capital Lease Obligations (2)	3.9	1.3	2.3	0.3	0.0
Operating Lease Obligations (2) (3) (4)	5.3	2.4	2.5	0.3	0.1
Other Long-Term Obligations (3) (4)	5.4	2.1	2.2	0.9	0.2
Total Contractual Cash Obligations	$307.5	$16.4	$34.5	$106.3	$150.3

1)	For a further description of the annual payment terms for the debt incurred under our senior secured credit agreement, please see note 6 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

2)	We are obligated under certain capital and operating leases for railroad cars, mining properties, mining and processing equipment, office space, transportation and other equipment. Certain of our operating lease arrangements include options to purchase the equipment for fair market value at the end of the original lease term. Ownership of the equipment under a capital lease transfers to us at the end of the original lease term. Annual operating and capital lease commitments are presented in more detail in note 5 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

3)	In March 2001, we entered into a sublease and option agreement for all rights, title and interest under leases held, and property owned, of a Pennsylvania aggregates operation known as the Jim Mountain Quarry. The original term of this agreement expires in March 2004. Included in our operating lease obligations is $0.4 million for our annual rental expense, and included in other long-term obligations is $0.8 million in annual payments covering an option to purchase the quarry and minimum annual royalty payments. For a further description of this agreement, please see note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

4)	In March 2002, the company entered into a lease and option agreement for all rights, title and interest under property owned of an aggregates operation located in Latrobe, Pennsylvania. The original term of this agreement expires in March 2005. Included in our operating lease obligations is $0.2 million in annual rental and operating expenses and included in other long-term obligations is $0.5 million in minimum royalties. For a further description of this agreement, please see the footnotes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our ability to satisfy our debt obligations and to pay principal and interest on our debt, fund working capital, mine development and acquisition requirements and make anticipated capital expenditures will depend on the future performance of our subsidiaries, which is subject to general economic, financial and other factors, some of which are beyond our control. We cannot be certain that the cash earned by our subsidiaries will be sufficient to allow us to pay principal and interest on our debts and meet our other obligations. We believe, however, that based on current levels of operations and anticipated growth, cash flow from operations, together with borrowings under the revolving credit facility, will be adequate for at least the next twelve months to make required payments of principal and interest on our debt and fund working capital, mine development and capital expenditure requirements. After the completion of the sale of our aggregates business, our cash flow from operations will be principally dependent on the results of our industrial minerals segment. We believe, assuming the completion of the aggregates sale and transactions related to the aggregates sale, that based on current levels of operations from our remaining business and anticipated growth, cash flow from these remaining operations, together with borrowings under credit facilities, will be adequate for at least the next twelve months to make required payments of principal and interest on our debt and fund working capital and capital expenditure requirements. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the revolving credit facility or other credit facilities in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If we do not have enough cash, we may be required to refinance all or part of our existing debt, including the notes, sell assets, borrow more money or raise equity. We cannot guarantee that we will be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us, or at all.

Significant Factors Affecting Our Business

Silica Health Risks and Litigation May Have a Material Adverse Effect on Our Business. The inhalation of respirable crystalline silica is associated with several adverse health effects. First, it has been known since at least the 1930s that prolonged inhalation of respirable crystalline silica can cause silicosis, an occupational disease characterized by fibrosis, or scarring, of the lungs. Second, since the mid-1980s, the carcinogenicity of crystalline silica has been at issue and the subject of much debate and research. In 1987, the International Agency for Research on Cancer, or IARC, an agency of the World Health Organization, classified crystalline silica as a probable human carcinogen. In 1996, a working group of IARC voted to reclassify crystalline silica as a known human carcinogen. On May 15, 2000, the National Toxicology Program, part of the Department of Health and Human Services, issued its ninth report on carcinogens, which reclassified crystalline silica (respirable size) from its previous classification as “a reasonably anticipated carcinogen” to “a known human carcinogen.” Third, the disease silicosis is associated with an increased risk of tuberculosis. Finally, there is recent evidence of a possible association between crystalline silica exposure or silicosis and other diseases such as immune system disorders, like scleroderma, end-stage renal disease and chronic obstructive pulmonary disease.

One of our subsidiaries, U.S. Silica, was named as a defendant in an estimated 5,100 product liability claims alleging silica exposure filed in the period January 1, 2002 to December 31, 2002, with 3,100 of those claims filed between November 1, 2002 and December 31, 2002. U.S. Silica was named as a defendant in 154 similar claims filed in 1998, 497 filed in 1999, 610 filed in 2000, and 1,320 filed in 2001. Year-to-date through April 3, 2003 (the latest date information is available), U.S. Silica has been named in an additional 9,900 product liability claims, and as of that date, there were an estimated 16,500 silica-related products liability claims pending in which U.S. Silica is a defendant. Almost all of the claims pending against U.S. Silica arise out of the alleged use of U.S. Silica products in foundries or as an abrasive blast media and have been filed in the states of Texas and Mississippi.

The plaintiffs, who allege that they are employees or former employees of our customers, claim that our silica products were defective or that we acted negligently in selling our silica products without a warning, or with an inadequate warning. The plaintiffs further claim that these alleged defects or negligent actions caused them to suffer injuries and sustain damages as a result of exposure to our products. In almost all cases, the injuries alleged by the plaintiffs are silicosis or “mixed dust disease,” a claim that allows the plaintiffs to pursue litigation against the sellers of both crystalline silica and other minerals. There are no pending claims of this nature against any of our other subsidiaries.

ITT Industries, Inc., successor to a former owner of U.S. Silica, has agreed to indemnify U.S. Silica for third party silicosis claims (including litigation expenses) filed against it prior to September 12, 2005 alleging exposure to U.S. Silica products for the period prior to September 12, 1985, to the extent of the alleged exposure prior to that date. This indemnity is subject to an annual deductible of $275,000, which is cumulative and subject to carry-forward adjustments. The Company fully accrued this deductible on a present value basis when it acquired U.S. Silica. As of December 31, 2002 and 2001, this accrual amounted to $1.9 million and $1.8 million, respectively. Pennsylvania Glass Sand Corporation, predecessor to U.S. Silica, was a named insured on insurance policies issued to ITT Industries for the period April 1, 1974 to September 12, 1985 and to U.S. Borax (another former owner) for the period September 12, 1985 to December 31, 1985. To date, we have not sought coverage under these policies. However, as a named insured, we believe that coverage under these policies will be available to us. Ottawa Silica Company (a predecessor that merged into U.S. Silica in 1987) had insurance coverage on an occurrence basis prior to July 1, 1985.

It is likely that we will continue to have silica-related product liability claims filed against us, including claims that allege silica exposure for periods after January 1, 1986. We cannot guarantee that our current indemnity agreement with ITT Industries (which currently expires in 2005 and in any event only covers alleged exposure to certain U.S. Silica products for the period prior to September 12, 1985), or potential insurance coverage (which, in any event, only covers periods prior to January 1, 1986) will be adequate to cover any amount for which we may be found liable in such suits. Any such claims or inadequacies of the ITT Industries indemnity or insurance coverage could have a material adverse effect in future periods on our consolidated financial position, results of operations or cash flows, if such developments occur.

In the past, we recorded amounts for product liability claims based on estimates of our portion of the cost to be incurred for all pending product liability claims and estimates based on the value of an incurred but not reported liability for unknown claims for exposures that occurred before 1976, when we began warning our customers and their employees of the health effects of crystalline silica. Estimated amounts recorded were net of any expected recoveries from insurance policies or the ITT Industries indemnity. The amounts recorded for product liability claims were estimates, which were reviewed periodically by management and legal counsel and adjusted to reflect additional information when available. As the rate of claims filed against the company and others in the industry increased in 2002, we determined it was no longer sufficient for management to solely estimate the product liability claims that might be filed against the company, and we retained the services of an independent actuary to estimate the number and costs of unresolved current and future silica related product liability claims that might be asserted against us.

The actuary relied on generally accepted actuarial methodologies and on information provided by us, including the history of reported claims, insurance coverages and indemnity protections available to us from third parties, the quantity of sand sold by market and by year through December 31, 2002, recent court rulings addressing the liability of sellers of silica sand, and other reports, articles and records publicly available that discuss silica related health risks, to estimate a range of the number and severity of claims that could be filed against the company over the next 50 years, the period found by the actuary to be reasonably estimable. The variables used to determine the estimate were further analyzed and multiple iterations were modeled by our actuary to calculate a range of expected outcomes.

As previously discussed, we have available to us several forms of potential recovery to offset a portion of these costs in the form of insurance coverage and the ITT Industries indemnity. As part of the overall study, our actuary also estimated the amount recoverable from these sources, assuming that all primary and excess insurance coverage and the ITT indemnity is valid and fully collectible and also based on the timing of current and new claims filed, the alleged exposure periods and the portion of the exposure that would fall within an insured or indemnified exposure period.

Following the adverse developments during the year, especially in the fourth quarter, and based on the study performed by our actuary, we recorded a pre-tax charge related to silica claims of $23.7 million in 2002 for the estimated undiscounted gross costs, including defense costs, after consideration of recoveries under the ITT indemnity and insurance, that we expect to incur over the next 50 years through the end of 2052. This resulted in a long term liability of $69.2 million related to third party product liability claims and a non-current asset of $40.9 million for probable insurance and indemnity recoveries at December 31, 2002. The pre-tax charge in 2001 for silica claims was $2.1 million and the net liability recorded at December 31, 2001 was $4.6 million.

On an annual basis, our actuary has calculated that our cash portion of the retained losses (reflecting any insurance coverage and indemnity payments) over the next 15 years would average $1.4 million per year, ranging from $0.7 million to $2.0 million in any year. On average, we have incurred approximately $1.0 million per year in retained losses over the past two years.

The process of estimating and recording amounts for product liability claims is imprecise and based on a variety of assumptions, some of which, while reasonable at the time, may prove to be inaccurate. Our actuary’s report is based to a large extent on the assumption that our past experience is predictive of future experience. Unanticipated changes in factors such as judicial decisions, future legal judgments against us, legislative actions, claims consciousness, claims management, claims settlement practices and economic conditions make these estimates subject to a greater than normal degree of uncertainty that could cause the silica-related liabilities and insurance or indemnity recoveries to be greater or less than those projected and recorded.

Given the inherent uncertainty in making future projections, we plan to have these projections periodically updated based on our actual claims experience and other relevant factors such as changes in the judicial system and legislative actions.

The exposure of persons to silica and the accompanying health risks have been, and will continue to be, a significant issue confronting the industrial minerals industry and our industrial minerals segment. Concerns over silicosis and other potential adverse health effects, as well as concerns regarding potential liability arising from the use of silica, may have the effect of discouraging our customers’ use of our silica products. The actual or perceived health risks of mining, processing and handling silica could materially and adversely affect silica producers, including us, through reduced use of silica products, the threat of product liability or employee lawsuits, increased levels of scrutiny by federal and state regulatory authorities of us and our customers or reduced financing sources available to the silica industry.

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

Future Acquisitions May Adversely Affect Our Operations. We may actively pursue acquisition opportunities, some of which could be material. We may finance future acquisitions through internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of these sources. We might not be able to make acquisitions on terms that are favorable to us, or at all. If we do complete any future acquisitions, we will face many risks, including the possible inability to integrate an acquired business into our operations, diversion of our management’s attention, failure to retain key acquired personnel and unanticipated problems or liabilities, some or all of which could have a material adverse effect on us. Acquisitions could place a significant strain on management, operating, financial and other resources and increased demands on our systems and controls.

We May Face Difficulties or Delays in Completing the Sale of Our Aggregates Business. The closing of the sale of our aggregates business to a subsidiary of Hanson Building Materials of America, Inc. is subject to various closing conditions, including antitrust clearance under the Hart-Scott-Rodino Improvements Act of 1976, as amended, completion of environmental and geological due diligence and real estate surveys at certain of our aggregates operating sites, obtaining the consent of our senior secured lenders and obtaining the release of the guarantees of our aggregates subsidiaries of the obligations under the indenture relating to our senior subordinated notes. We expect these conditions to be satisfied. However, it is possible that the required regulatory approvals will be delayed or will not be obtained, or that satisfaction of the other conditions may not occur in the timeframe we expect or not at all.

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

Environmental and Related Matters

We discuss certain environmental matters relating to our various production and other facilities, certain regulatory requirements relating to human exposure to crystalline silica and our mining activity and how such matters may affect our business in the future under “Business—Government Regulation.”

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 143 (SFAS 143), Accounting for Asset Retirement Obligations, was issued in June 2001. SFAS 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets. We currently provide for this obligation based on units of production over the life of our mining property and as of December 31, 2002 reported a liability of $9.9 million in other noncurrent liabilities related to this obligation. Effective January 1, 2003, we will adopt SFAS 143 which requires the liability to be determined based on legal obligations that will be incurred when an asset is retired. We estimate that our obligations under the new Standard will result in a liability of $8.6 million and an asset of $4.3 million. The resulting $5.6 million pre-tax gain from adoption will be reported net of tax as a cumulative effect of a change in accounting principle as of January 1, 2003.

In 2002 we adopted Statement of Financial Accounting Standard No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 addresses significant issues relating to the implementation of FASB Statement No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 121”), and the development of a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires the disclosure of certain guarantees existing at December 31, 2002. In addition, Interpretation No. 45 requires the recognition of a liability for the fair value of the obligation of qualifying guarantee activities that are initiated or modified after December 31, 2002. Accordingly, we will apply the recognition provisions of Interpretation No. 45 prospectively to guarantee activities initiated after December 31, 2002.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not expect to enter into financial instruments for trading purposes. We anticipate periodically entering into interest rate swap agreements to effectively convert all or a portion of our floating-rate debt to fixed-rate debt in order to reduce our exposure to movements in interest rates. Such agreements would involve the exchange of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amounts. The impact of fluctuations in interest rates on the interest rate swap agreements is expected to be offset by the opposite impact on the related debt. We record the payments or receipts on the agreements as adjustments to interest expense. Swap agreements will only be entered into with syndicate banks. In addition, we may enter into interest rate cap agreements, which limit our variable rate interest to a specified level. In the future, we may enter into natural gas and other energy related hedge arrangements in order to reduce our exposure to changes in commodity energy prices. As of March 31, 2003, we have no energy hedge agreements outstanding.

We are exposed to various market risks, including changes in interest rates. Market risk related to interest rates is the potential loss arising from adverse changes in interest rates.

At December 31, 2002 and December 31, 2001, we had an outstanding interest rate swap agreement maturing in 2004 with a notional principal amount of $30.0 million. At December 31, 1999, we had outstanding interest rate swap agreements maturing in 2001 with an aggregate notional principal amount of $30.0 million. These swaps effectively convert the variable interest rates on the notional principal amounts to a fixed interest rate. In addition, we had interest rate cap agreements at December 31, 2002, 2001 and 2000 with aggregate notional principal amounts of $41.0 million, $46.0 million, and $57.0 million, respectively. These agreements effectively limit the variable interest rate on the notional principal amount of variable rate debt to 6.5%.

The fair value of interest rate swap and cap agreements represents the estimated receipts or payments that we would make to terminate the agreements. At December 31, 2002, we would have paid $1.7 million to terminate the interest rate swap agreement and received $17,000 to terminate the interest rate cap agreements.

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of the fixed interest rate debt will increase as the interest rates fall and decrease as interest rates rise. At December 31, 2002, the estimated fair value of our fixed interest rate long-term debt (including current portion) was approximately $96 million less than its carrying value of $150.0 million due to changes in market conditions for the senior subordinated notes, which were trading at 36% of their face value as of December 31, 2002.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Accountants

To the Board of Directors and Stockholder of Better Minerals & Aggregates Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 69 present fairly, in all material respects, the financial position of Better Minerals & Aggregates Company and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 69 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

As discussed in Note 6, the lenders under the Company’s Senior Secured Credit Facilities approved an amendment on April 17, 2003 which revised certain financial covenants through January 1, 2004, however, the covenants for March 31, 2004 are substantially more restrictive than those provided for in the April 17, 2003 amendment. It is probable that the Company will need to seek amendments or waivers to avoid violating these more restrictive covenants. In the event that the Company is unable to obtain amendments or waivers the lenders could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. Similarly, if the lenders take this action the Company would be in default under the indenture related to its Senior Subordinated Notes. In the event the debt becomes due and payable it is unlikely that the Company will be able to repay amounts due and it could be required to sell assets to generate cash or the lenders could foreclose on the pledged stock of the Company’s subsidiaries and the assets in which they have been granted a security interest. In addition, as discussed in Note 17, on April 10, 2003, the Company entered into an agreement to sell its aggregates business. The Company’s plans with respect to these matters are discussed in Note 6.

PricewaterhouseCoopers LLP

New York, New York

April 17, 2003

Better Minerals & Aggregates Company

Consolidated Balance Sheets

(Dollars in thousands)

	2002	2001
Assets
Current:
Cash and cash equivalents	$1,330	$2,493
Accounts receivable:
Trade, less allowance for doubtful accounts of $1,629 and $1,824	43,398	45,241
Other	5,988	2,338
Inventories	31,882	30,780
Prepaid expenses and other current assets	5,061	2,979
Income tax deposit	338	—
Deferred income taxes	5,215	4,276

Total current assets	93,212	88,107

Property, plant and equipment:
Mining property	158,072	264,611
Mine development	5,772	5,098
Land	27,011	26,691
Land improvements	6,125	5,822
Buildings	36,627	36,878
Machinery and equipment	178,974	169,122
Furniture and fixtures	1,722	1,923
Construction-in-progress	8,667	6,871

	422,970	517,016
Accumulated depletion, depreciation and amortization	(147,794)	(118,585)

Property, plant and equipment, net	275,176	398,431

Other noncurrent:
Goodwill and non-compete agreements, net	21	14,857
Debt issuance costs	9,518	10,566
Insurance for third-party products liability claims	40,864	—
Other noncurrent assets	7,083	3,683

Total other noncurrent	57,486	29,106

Total assets	$425,874	$515,644

	2002	2001
Liabilities
Current:
Book overdraft	$4,632	$7,142
Accounts payable	12,985	13,012
Accrued liabilities	12,455	11,872
Due to parent	2,346	2,405
Accrued interest	7,381	7,391
Income taxes payable	—	439
Current portion of obligation under capital lease	1,033	813
Current portion of long-term debt	11,085	10,745

Total current liabilities	51,917	53,819

Noncurrent liabilities:
Deferred income taxes	29,172	92,720
Obligations under capital lease	2,405	2,583
Long-term debt	283,837	277,341
Third-party products liability claims	69,209	4,654
Other noncurrent liabilities	43,783	35,701

Total noncurrent liabilities	428,406	412,999

Commitments and contingencies

Stockholder’s (Deficit) Equity
Common stock, par value $.01, authorized 5,000 shares, issued 100 shares	—	—
Loans to related party	(1,360)	(1,434)
Additional paid-in capital	81,377	81,377
Retained deficit	(129,207)	(30,604)
Accumulated other comprehensive (loss)	(5,259)	(513)

Total stockholder’s (deficit) equity	(54,449)	48,826
Total liabilities and stockholder’s equity	$425,874	$515,644

The accompanying notes are an integral part of these financial statements.

Better Minerals & Aggregates Company

Consolidated Statements of Operations

(Dollars in thousands)

	Years Ended December 31,
	2002	2001	2000

Sales	$300,495	$7,947	$99,335
Cost of goods sold	232,591	29,193	222,754
Depreciation, depletion and amortization	30,013	2,670	35,895
Selling, general and administrative (Notes 8 and 12)	46,419	3,905	26,541
Asset impairment (Note 16)	107,882	—	—

Operating income (loss)	(116,410)	2,179	14,145

Interest expense	32,089	5,625	36,359
Other income, net, including interest income	(1,673)	(1,103)	(1,575)

Loss before income taxes	(146,826)	(12,343)	(20,639)

Benefit for income taxes	(56,846)	(8,299)	(11,091)

Net loss before cumulative effect of change in accounting for goodwill	(89,980)	(4,044)	(9,548)
Cumulative effect of change in accounting for goodwill (less applicable income tax benefit of $6,115) (Note 2k)	8,623	—	—

Net loss	$(98,603)	$(4,044)	$(9,548)

Better Minerals & Aggregates Company

Consolidated Statements of Stockholder’s (Deficit) Equity

(Dollars in thousands)

					Accumulated Other Comprehensive Income (Loss)
		Additional		Loans to	Foreign	Unrealized	Minimum		Total
	Common	Paid-In	Retained	Related	Currency	Loss on	Pension		Stockholder’s
	Stock	Capital	Deficit	Party	Translation	Derivatives	Liability	Total	Equity

Balance, December 31, 1999		$81,377	$(17,012)		$(30)			$(30)	$64,335
Comprehensive loss, net of income taxes:
Net loss			(9,548)						(9,548)
Foreign currency translation					30			30	30
Minimum pension liability,net of tax							(94)	(94)	(94)

Total comprehensive loss									(9,612)
Loans to related party				(1,507)					(1,507)

Balance, December 31, 2000		81,377	(26,560)	(1,507)	—		(94)	(94)	53,216
Comprehensive loss, net of income taxes:
Net loss			(4,044)						(4,044)
Unrealized loss on derivatives, net of tax						(499)		(499)	(499)
Minimum pension liability, net of tax							80	80	80

Total comprehensive loss									(4,463)
Loans to related party				73					73

Balance, December 31, 2001	—	81,377	(30,604)	(1,434)	—	(499)	(14)	(513)	48,826
Comprehensive loss, net of income taxes:
Net loss			(98,603)						(98,603)
Unrealized loss on derivatives, net of tax						(596)		(596)	(596)
Minimum pension liability, net of tax							(4,150)	(4,150)	(4,150)

Total comprehensive loss									(103,349)
Loans to related party				74					74

Balance, December 31, 2002	$ —	$81,377	$(129,207)	$(1,360)	$ —	$(1,095)	$(4,164)	$(5,259)	$(54,449)

Better Minerals & Aggregates Company

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2002	2001	2000

Cash flows from operating activities:
Net loss	$(98,603)	$(4,044)	$(9,548)
Adjustments to reconcile net loss to cash flows from operations:
Depreciation, depletion and amortization	29,809	34,363	37,033
Debt issuance amortization	1,898	2,392	2,078
Provision for third-party products liability claims	23,691	—	—
Cumulative effect of change in accounting for goodwill	14,738	—	—
Deferred income taxes	(64,730)	(9,423)	(11,218)
Gain on disposal of property, plant and equipment	(551)	(147)	(237)
Asset impairment	107,882	—	—
Loss on sale of investment	—	—	83
Other	111	128	610
Changes in current assets and liabilities, net of the effects from acquired companies:
Trade receivables	1,843	(424)	(4,868)
Other receivables	(3,650)	(1,165)	(229)
Receivable from parent	(59)	43	3,196
Payable to related party	—	—	(898)
Inventories	(1,102)	(2,890)	(5,098)
Prepaid expenses and other current assets	(2,082)	(1,063)	(1,256)
Accounts payable and accrued liabilities	556	(2,474)	(1,711)
Accrued interest	(10)	(1,263)	825
Income taxes	(534)	2,510	(1,064)

Net cash provided by operating activities	9,207	16,543	7,698
Cash flows from investing activities:
Capital expenditures	(14,003)	(13,738)	(20,319)
Proceeds from sale of property, plant and equipment	996	594	670
Proceeds from sale of investment	—	—	3,136
Loans to related party	74	73	(1,507)
Purchases of businesses, net of cash acquired	—	—	(6,050)

Net cash used for investing activities	(12,933)	(13,071)	(24,070)
Cash flows from financing activities:
Change in book overdraft	(2,510)	(122)	2,238
Issuance of long-term debt	1,132	—	—
Repayment of long-term debt	(10,747)	(9,169)	(3,600)
Change in Working Capital Facility	16,450	7,850	5,500
Principal payments on capital lease obligations	(913)	(398)	(73)
Financing fees	(849)	—	(435)

Net cash (used for) provided by financing activities	2,563	(1,839)	3,630
Effect of exchange rate on cash	—	—	29

Net increase (decrease) in cash	(1,163)	1,633	(12,713)
Cash and cash equivalents, beginning of period	2,493	860	13,573

Cash and cash equivalents, end of period	$1,330	$2,493	$860

Schedule of noncash investing and financing activities:
Assets acquired by entering into capital lease obligations	$955	$3,644	$—

Cash paid during the year for:
Interest	$29,808	$34,132	$33,266

Income taxes	$1,442	$689	$2,447

The accompanying notes are an integral part of these financial statements.

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

1.	Organization

Better Minerals & Aggregates Company (the “Company”), an indirect wholly owned subsidiary of USS Holdings, Inc. (“Holdings”), was organized in January 1996. BMAC Holdings, Inc. (“BMAC Holdings”), a wholly owned subsidiary of Holdings, is the direct parent of the Company.

The Company owns three operating subsidiaries: U.S. Silica Company (“U.S. Silica”), which produces industrial minerals, Better Materials Corporation (“Better Materials”), which produces aggregates and BMAC Services Co., Inc., which provides management advisory services to the Company.

The Company and its subsidiaries are collectively referred to as the “Company” in the accompanying financial statements and footnotes.

2.	Summary of Significant Accounting Policies

a.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

b.	Reclassifications

Certain prior years’ amounts have been reclassified to conform with the current year’s presentation.

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

Deferred financing costs consist of loan origination costs, which are being amortized over the term of the related debt principal. Amortization included in interest expense for each of the three years in the period ended December 31, 2002 totaled approximately $1.9 million, $2.4 million and $2.1 million, respectively.

h.	Depreciable Properties

Depreciable properties, mining properties and mineral deposits acquired in connection with business acquisitions are recorded at fair market value as of the date of acquisition. Additions and improvements occurring through the normal course of business are capitalized at cost.

Upon retirement or disposal of assets, other than those of U.S. Silica acquired on February 9, 1996, the cost and accumulated depreciation or amortization are eliminated from the accounts and any gain or loss is reflected in the statement of operations. Group asset accounting is utilized for the U.S. Silica assets acquired on February 9, 1996. Gains and losses on normal retirements or dispositions of these assets are excluded from net income and proceeds from dispositions are recorded as a reduction of the acquired cost. Expenditures for normal repairs and maintenance are expensed as incurred. Construction-in-progress is primarily comprised of machinery and equipment which has not yet been placed in service.

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

k.	Goodwill and Intangible Assets

The Company’s intangible assets include goodwill and non-compete agreements. Until 2002, the cost of goodwill was being amortized on a straight-line basis over a period of fifteen years. The costs of the non-compete agreements are being amortized on a straight-line basis over the terms of the agreements, which range from three to five years.

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (FAS 142), Goodwill and Other Intangible Assets. FAS 142 eliminates goodwill amortization and requires an evaluation of potential goodwill impairment upon adoption, as well as subsequent annual valuations, or more frequently if circumstances indicate a possible impairment. Adoption of FAS 142 eliminates annual goodwill amortization expense of approximately $1.2 million.

The Company completed its assessment of goodwill during its second quarter, which resulted in goodwill impairment of $8.6, net of income taxes of $6.1, and represents the elimination of the entire amount of goodwill previously reported on the balance sheet. In accordance with FAS 142, this amount has been recorded as a cumulative effect of accounting change as of the beginning of the current fiscal year. The Company has performed its assessment of goodwill and other intangible assets by comparing the fair value of the aggregates segment, which has been determined to be the only reporting unit that had goodwill, to its net book value in accordance with the provisions of FAS 142. The Company has estimated the fair value of the reporting unit based upon a combination of several valuation methods including residual income, replacement cost and market approaches, giving appropriate weighting to such methods in arriving at an estimate of fair value. The Company’s equity is not subject to market quotations.

The following table reflects the gross carrying value and accumulated amortization of the Company’s goodwill and amortizable intangible assets (in thousands) for the periods presented:

	December 31, 2002 Gross Carrying Value	December 31, 2002 Accumulated Amortization

Non-compete agreements	$ 442	$ 421

Total	$ 442	$ 421

	December 31, 2001 Gross Carrying Value	December 31, 2001 Accumulated Amortization

Goodwill	$17,321	$2,583
Non-compete agreements	442	323

Total	$17,763	$2,906

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

The effect of goodwill amortization on net loss was as follows (in thousands):

	For the twelve months ended December 31,
	2002	2001

Reported net income (loss) before cumulative effect of change in accounting for goodwill	$(98,603)	$(4,044)
Add back: Goodwill amortization	—	676

Adjusted net income (loss)	$(98,603)	$(3,368)

l.	Income Taxes

The Company accounts for income taxes pursuant to the provisions under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based upon the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the expenses are expected to reverse. The Company is included in the consolidated federal tax return of Holdings. The tax benefit included in the accompanying financial statements has been computed on a separate return basis.

m.	Concentration of Credit Risk

The Company’s five largest customers accounted for approximately 13%, 12% and 13% of sales for the three years ended December 31, 2002, 2001 and 2000. Management believes it maintains adequate reserves for potential credit losses; ongoing credit evaluations are performed and collateral is generally not required.

n.	Financial Instruments

The Company uses interest rate swap and cap agreements to manage interest costs and the risk associated with changing interest rates. Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense. The Company’s policy is to not hold or issue derivative financial instruments for trading or speculative purposes. When entered into, these financial instruments are designated as hedges of underlying exposures, associated with the Company’s long-term debt, and are monitored to determine if they remain effective hedges. The Company also uses natural gas rate swap agreements in the normal course of business to manage the risk associated with fluctuations in the natural gas market. Natural gas rate swap agreements are used to secure a fixed rate for natural gas prior to the actual delivery required by the operations of the business. Gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive income and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, are recognized currently in income.

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

o.	Environmental Costs

Environmental costs, other than qualifying capital expenditures, are accrued at the time the exposure becomes known and costs can be reasonably estimated. Costs are accrued based upon management’s estimates of all direct costs, after taking into account expected reimbursement by third parties (primarily the sellers of acquired businesses), and are reviewed by outside consultants. Environmental costs are charged to expense unless a settlement with an indemnifying party has been reached.

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

q.	Impact of Recent Accounting Standards/Pronouncements

Statement of Financial Accounting Standards No. 143 (FAS 143), Accounting for Asset Retirement Obligations, was issued in June 2001. FAS 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets. The Company currently provides for this obligation as described in Note 2.j. and as of December 31, 2002 reported a liability of $9.9 million in other noncurrent liabilities related to this obligation. Effective January 1, 2003, the Company will adopt FAS 143 which requires the liability to be determined based on legal obligations that will be incurred when an asset is retired. The Company estimates that its obligations under the new Standard will result in a liability of $8.6 million and an asset of $4.3 million. The resulting $5.6 million pretax gain from adoption will be reported net of tax as a cumulative effect of a change in accounting principle as of January 1, 2003.

In 2002 the Company adopted Statement of Financial Accounting Standard No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 addresses significant issues relating to the implementation of FASB Statement No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 121”), and the development of a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires the disclosure of certain guarantees existing at December 31, 2002 (see footnote 15). In addition, Interpretation No. 45 requires the recognition of a liability for the fair value of the obligation of qualifying guarantee activities that are initiated or modified after December 31, 2002. Accordingly, the Company will apply the recognition provisions of Interpretation No. 45 prospectively to guarantee activities initiated after December 31, 2002.

3.	Acquisitions

On March 14, 2002, Better Materials Corporation, a wholly owned subsidiary of the Company, entered into a Lease and option Agreement with A&R Limited Partnership for a three-year period. Under this agreement, Better Materials Corporation obtained all rights, title and interest under property owned by A&R Limited Partnership to an aggregate operation in Latrobe, Pennsylvania. The agreement requires Better Materials to pay a monthly amount for equipment rental and royalties plus a one-time option payment made at the time of closing. Furthermore, the agreement grants Better Materials the right to purchase all of the assets of the operation at any time during the three-year period for a predetermined price less the option payment. The

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

Company expenses all lease payments related to the operation of the facility. The option payment is recorded as an other noncurrent asset on the balance sheet. As of December 31, 2002 the amount included in other noncurrent assets for this option payment totaled $1 million. If the Company decides not to exercise its option by the end of the three-year period, this amount will be expensed at that time.

On March 10, 2001, Better Materials entered into a Sublease and Option Agreement with Amerikohl Mining, Inc. for a three year period. Under this agreement, Better Materials Corporation obtained all rights, title and interest under leases held, and property owned, by Amerikohl Mining, Inc. to an aggregates operation in Springfield Township, Pennsylvania, known as the Jim Mountain Quarry. The agreement requires Better Materials to pay a monthly amount for equipment rental and royalties plus a purchase option payment. Furthermore, the agreement grants Better Materials the right to purchase all of the assets of the operation at any time during the three-year period for a predetermined price less the total option payments paid up to the time the option is exercised. The Company expenses all payments related to the operation of the facility. Option payments are recorded as other noncurrent assets on the balance sheet. As of December 31, 2002 the total amount included in other noncurrent assets for option payments totaled $1.1 million. If the Company decides not to exercise its option by the end of the three-year period, this amount will be expensed at that time.

4.	Inventories

At December 31, 2002 and 2001, inventory consisted of the following:

	2002	2001
	(In thousands)

Supplies (net of $183 and $266 obsolescence reserve)	$11,998	$1,783
Raw materials and work in process	6,051	4,707
Finished goods	13,833	14,290

	$31,882	$30,780

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

5.	Lease Commitments

The Company is obligated under certain capital and operating leases for railroad cars, mining property, mining/processing equipment, office space and transportation and other equipment. Certain of the operating lease agreements include options to purchase the equipment for fair market value at the end of the original lease term. Future minimum annual commitments under such operating leases at December 31, 2002 are as follows:

Year Ending December 31,	(In thousands)

2003	$2,439
2004	1,610
2005	881
2006	217
2007	112
Thereafter	97

$5,356

Rental expense for operating leases for each of the three years in the period ended December 31, 2002 totaled approximately $3.0 million, $2.6 million and $2.7 million, respectively.

In general, the above leases include renewal options and provide that the Company pays for all utilities, insurance, taxes and maintenance.

Future minimum annual commitments under the capital lease obligations as of December 31, 2002 are as follows:

Year Ending December 31,	(In thousands)

2003	$1,251
2004	1,224
2005	1,081
2006	294
2007	14

Total minimum lease payments	3,864
Less amount representing interest	426

Present value of net minimum lease payments	$3,438

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

6.	Long-Term Debt

At December 31, 2002 and 2001, long-term debt consisted of the following:

	2002	2001
	(In thousands)

Senior Secured Credit Facilities	$23,650	$32,250
Tranche A Term Loan Facility (final maturity September 30, 2005) (5.8125% at December 31, 2002)
Tranche B Term Loan Facility (final maturity September 30, 2007) (6.3125% at December 31, 2002)	89,500	91,500
Senior Subordinated Notes (final maturity September 15, 2009) (13% at December 31, 2002)	150,000	150,000
Working Capital Facility (final maturity September 30, 2005) (average of 5.97% at December 31, 2002)	29,800	13,350
Mortgage Notes
0% Note, imputed at 10.0% (due January 16, 2008)	918	955
4.75% Notes (due November 28, 2009)	834	—
0.0% Note (due March 5, 2004)	210	—
8.5% Note (due July 1, 2003)	10	31

	294,922	288,086
Less, current portion	11,085	10,745

	$283,837	$277,341

At December 31, 2002, contractual maturities of long-term debt are as follows:

Year Ending December 31,	(In thousands)

2003	$11,085
2004	11,011
2005	47,062
2006	39,359
2007	36,162
Thereafter	150,243

$294,922

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

Debt Agreements

On September 30, 1999, the Company entered into a new $230.0 million Credit Agreement (the “Agreement”), which consisted of a $50.0 million revolving credit facility (the “Revolving Credit Facility”), a $45.0 million Tranche A Term Loan Facility (“Term A Loan”), a $95.0 million Tranche B Term Loan Facility (“Term B Loan”) and a $40.0 million term loan acquisition facility (the “Acquisition Term Loan Facility”). The Term A Loan included a tranche of loans denominated in Canadian dollars (the “Canadian Term Facility”) equal to $2.0 million, which was borrowed by George F. Pettinos (Canada) Limited, an indirect wholly owned subsidiary of the Company. The Revolving Credit Facility, Term A Loan, Term B Loan, Acquisition Term Loan Facility and the Canadian Term Facility are collectively referred to in the notes to the financial statements as the “Senior Secured Credit Facilities.” In addition, on October 1, 1999 the Company issued $150.0 million of Senior Subordinated Notes. Pursuant to an Exchange and Registration Rights Agreement, in April 2000, the Company consummated an exchange offer pursuant to which it exchanged the Senior Subordinated Notes for registered notes having substantially the same terms. The proceeds from the Senior Secured Credit Facilities and the Senior Subordinated Notes were primarily used to pay off the outstanding senior debt and to finance the acquisition of Commercial Stone. On February 29, 2000, the Company completed the sale of the stock of its Canadian operating subsidiary, George F. Pettinos (Canada) Limited for $3.2 million. The proceeds from the sale were used to retire the Canadian Term Facility and for general corporate uses. The Acquisition Term Loan facility was canceled in February 2001 as described below.

Under the Agreement, the Company has available, until September 30, 2005, the Revolving Credit Facility, which provides for the borrowings of up to $50.0 million with a sublimit of $12.0 million for letters of credit and a sublimit of $3.0 million for swingline loans. The borrowing capacity of the Revolving Credit Facility is reduced by outstanding letters of credit and swingline loans. At December 31, 2002, outstanding letters of credit totaled $8.6 million.

Borrowings under the Senior Secured Credit Facilities bear variable interest at the Company’s option at either (1) the bank’s base rate (base rate at December 31, 2002 was 4.25%) plus a margin percentage, ranging from 1.5% to 3.0% or (2) the London Interbank Offered Rate (“LIBOR”) (LIBOR at December 31, 2002 was 1.44%) plus a margin percentage, ranging from 2.5% to 4.0%. Commitment fees, ranging from 0.375% to 0.75%, on the average daily unused Revolving Credit Facility are payable quarterly. Letter of credit fees are also payable quarterly based upon the average daily balance of all letters of credit outstanding. The Senior Subordinated Notes bear interest at a rate of 13% per annum, payable semi-annually.

The obligations of the Company under the Senior Secured Credit Facilities are unconditionally and irrevocably guaranteed, jointly and severally, by BMAC Holdings and each of the Company’s direct or indirect domestic subsidiaries. BMAC Holdings has no operations or assets other than its investment in its subsidiaries. In addition, the Senior Secured Credit Facilities are secured by a first priority pledge of (i) all the capital stock of BMAC Holdings, the Company, each of the Company’s direct or indirect domestic subsidiaries and 65% of the capital stock of each direct foreign subsidiary of the Company or any of its domestic subsidiaries and (ii) substantially all of the tangible and intangible assets held by BMAC Holdings, the Company and each of the Company’s direct or indirect domestic subsidiaries.

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

‘Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

The obligation of the Company under the Senior Subordinated Notes is unconditionally and irrevocably guaranteed, jointly and severally, on an unsecured senior subordinated basis to the Company’s Senior Secured Credit Facilities, by each of the Company’s domestic subsidiaries. The Senior Subordinated Notes are not guaranteed by the Company’s inactive Canadian subsidiary.

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

On November 8, 2002, the lenders under the Senior Secured Credit Facilities approved an amendment effective September 30, 2002 that waived any default under the required leverage ratio and interest coverage ratio covenants as of September 30, 2002. In connection with this amendment, the Company agreed to a 50 basis point increase when the leverage ratio is greater than 5.0. When combined with two earlier amendments, this results in a 100 basis point increase in interest rates over the original Credit Agreement for any quarter in which the leverage ratio is greater than 5.0. As of September 30, 2002 the leverage ratio was 6.1 compared to the applicable covenant of 5.5. The interest coverage ratio at September 30, 2002 was 1.68 compared to a 1.70 covenant. The interest rates at September 30, 2002 ranged from 5.3125% to 7.75% prior to the November 8, 2002 amendment. A one-time amendment fee of approximately $415,000 was paid to the lenders as part of the amendment.

On March 12, 2003, the lenders under the Senior Secured Credit Facilities approved an amendment that provided for a Term C Facility of $15 million and waived the Agreement’s leverage ratio and interest coverage covenants through June 30, 2003. The new Term C bears a variable interest rate at the bank’s base rate plus a 7.75% margin percentage. The Agreement also provides that 2% of the applicable interest be paid in kind. A one-time amendment fee of approximately $203,000 was paid to the lenders as part of this amendment and a one-time commitment fee of $600,000 was paid to the Term C lender.

On April 17, 2003, the lenders under the Senior Secured Credit Facilities approved an amendment effective on that date which revised the required leverage ratio and interest coverage ratio covenants through January 1, 2004. Under the agreement, the leverage ratio must be less than 7.98 for June 30, 2003, 7.51 for September 30, 2003 and 6.94 for December 31, 2003. The interest coverage ratio has been changed to greater than 1.26 for June 30, 2003, 1.31 for September 30, 2003 and 1.46 for December 31, 2003. In connection with this amendment, if the proposed aggregates sale, as discussed in Note 17, is not completed by July 16, 2003, there will be a 100 basis point increase in the applicable margins under the Senior Secured Credit Agreement.

The Company believes, based on its calendar year 2003 forecast, that it will be in compliance with the amended leverage ratio and interest coverage ratio covenants contained in the Agreement throughout calendar

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

year 2003. In the event that the Company does not substantially achieve its 2003 forecast, it will be necessary to seek further amendments to the senior credit agreement covenants. While the Company obtained amendments and waivers under this agreement in the past, there can be no assurance that future amendments or waivers will be granted or that such amendments or waivers, if granted, would be on terms satisfactory to the Company.

In addition, the required leverage ratio and interest coverage ratio covenants are substantially more restrictive as of March 31, 2004 than the amended 2003 covenants and it is probable that the Company will need to seek amendments or waivers to avoid violating these covenants. While the Company obtained amendments and waivers under this agreement in the past, there can be no assurance that future amendments or waivers will be granted or that such amendments or waivers, if granted, would be on terms satisfactory to the Company. In the event that the Company is not in compliance with the leverage ratio and interest ratio covenants contained in the Senior Secured Credit Agreement and does not obtain a waiver or amendment under the Agreement, the Company would be in default under the Agreement and the lenders could declare all of the funds borrowed under the Agreement, together with accrued interest, immediately due and payable. Similarly, if the lenders take this action under the senior secured credit agreement, the Company would be in default under the indenture relating to its senior subordinated notes and, if the default is not cured within 10 days after notice thereof, the bondholders could declare the principal of and accrued interest on the notes immediately due and payable. In the event this debt becomes due and payable it is unlikely that the Company will be able to repay the amounts due and payable and could be, therefore, required to sell assets to generate cash or the lenders under the senior secured credit agreement could foreclose on the pledged stock of the Company’s subsidiaries and on the assets in which they have been granted a security interest.

As discussed in Note 17, the Company signed an agreement for the sale of its aggregates business. The Company plans to use the net proceeds from the sale to repay indebtedness outstanding under the Company’s Senior Secured Credit Agreement. In addition, as a result of this planned repayment, the Company will need to obtain a new source of financing for the liquidity needs of the remaining business. In addition to providing working capital for the remaining business, the Company may use this new source of financing to repay the remaining amounts outstanding under the Senior Secured Credit Agreement. The Company is currently in discussions with a number of financial institutions to establish this new credit facility, which the Company would expect would be entered into at or around the time of the completion of the aggregates sale. While the Company believes that it will be able to obtain this new credit facility, the Company cannot guarantee that it will be able to do so on terms satisfactory to the Company or at all.

At December 31, 2002 and 2001, the fair value of the Company’s long-term debt approximated $198.9 million and $266 million, respectively.

7.	Financial Instruments

Interest rate swap and cap agreements are utilized in the normal course of business to manage the Company’s interest costs and the risk associated with changing interest rates. Interest rate swap agreements are used to exchange the difference between fixed and variable-rate interest amounts calculated by reference to an agreed-upon notional principal amount. In addition, the Company utilizes interest rate cap agreements to limit the impact of increases in interest rates on its floating rate debt. Interest rate cap agreements entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rates stated per the agreements. The Company also uses natural gas rate swap agreements in the normal course of business to manage the risk associated with fluctuations in the natural gas market. Natural gas rate swap agreements are used to secure a fixed rate for natural gas prior to the actual delivery required by the operations of the business. The Company does not use derivative financial instruments for trading or speculative purposes. By their nature, all such instruments involve risk, including the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract (credit risk) or the possibility that future changes in market price may make a financial instrument less valuable or

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

more onerous (market risk). As is customary for these types of instruments, the Company does not require collateral or other security from other parties to these instruments. In management’s opinion there is no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments.

The fair value of the interest rate agreements represents the estimated receipts or payments that would be required to settle the agreements at year-end. Quoted market prices were used to estimate the fair values of the interest rate swap and cap agreements. The notional amount represents agreed upon amounts on which calculations of dollars to be exchanged are based. They do not represent amounts exchanged by the parties and, therefore, are not a measure of the Company’s exposure. The Company’s credit exposure is limited to the fair value of the contracts with a positive fair value plus interest receivable, if any, at the reporting date.

		December 31, 2002					December 31, 2001
	Maturity Date	Contract/ Notional Amount			Carrying Amount	Fair Value	Contract/ Notional Amount		Carrying Amount	Fair Value
	(In thousands)

Derivatives Interest rate swap	2004	$30,000	(1)			$(1.674)	$30,000	(1)	$(798)	$(798)
Interest rate cap
	2004	$25,000	(2)		$4	$4	$25,000	(2)	$149	$149
	2005	$16,000	(2)		$13	$13	—		—	—
Natural gas rate swap agreements	2003	120,000		MMBTU	$120	$120	—		—	—

(1)	Agreement effectively exchanges the LIBOR floating interest rate for a fixed interest rate of 5.74%.
(2)	Agreement limits the LIBOR floating interest rate to 6.5%.

The Company has designated these contracts as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings. The Company had no ineffective interest rate contracts at December 31, 2002.

8.	Commitments and Contingencies

One of the Company’s subsidiaries U.S. Silica, has been named as a defendant in an estimated 5,100 product liability claims alleging silica exposure filed in the period January 1, 2002 to December 31, 2002, with 3,500 of these claims filed since September 30, 2002. U.S. Silica was named as defendant in 154 similar claims filed in 1998, 497 filed in 1999, 610 filed in 2000, and 1,320 filed in 2001. U.S. Silica has been named as a defendant in similar suits since 1975. The plaintiffs, who allege that they are employees or former employees of our customers, claim that the Company’s silica products were defective or that the Company acted negligently in selling silica products without a warning, or with an inadequate warning. The plaintiffs further claim that these alleged defects or negligent actions caused them to suffer injuries and sustain damages as a result of exposure to our products. In almost all cases, the injuries alleged by the plaintiffs are silicosis or “mixed dust disease,” a claim that allows the plaintiffs to pursue litigation against the sellers of both crystalline silica and other minerals. There are no pending claims of this nature against any of the Company’s subsidiaries.

As of December 31, 2002, there were an estimated 7,000 silica-related products liability claims pending in which U.S. Silica is a defendant. Almost of all of the claims pending against U.S. Silica arose out of the

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

alleged use of U.S. Silica products in foundries or as an abrasive blast media and have been filed in the states of Texas and Mississippi.

ITT Industries, Inc., successor to a former owner of U. S. Silica, has agreed to indemnify U. S. Silica for third party silicosis claims (including litigation expenses) filed against it prior to September 12, 2005 alleging exposure to U. S. Silica products for the period prior to September 12, 1985, to the extent of the alleged exposure prior to that date. This indemnity is subject to an annual deductible of $275,000, which is cumulative and subject to carry-forward adjustments. The Company fully accrued this deductible on a present value basis when it acquired U. S. Silica. As of December 31, 2002 and 2001, this accrual amounted to $1.9 million and $1.8 million, respectively. Pennsylvania Glass Sand Corporation, predecessor to U. S. Silica, was a named insured on insurance policies issued to ITT Industries for the period April 1, 1974 to September 12, 1985 and to U. S. Borax (another former owner) for the period September 12, 1985 to December 31, 1985. To date, we have not sought coverage under these policies. Ottawa Silica Company (a predecessor that merged into U. S. Silica in 1987) had insurance coverage on an occurrence basis prior to July 1, 1985.

On April 20, 2001, in an action pending in Beaumont, Texas (Donald Tompkins et al v. American Optical Corporation et al), a jury rendered a verdict against Ottawa Silica Company and Pennsylvania Glass Sand Corporation, predecessors to U. S. Silica, in the amount of $7.5 million in actual damages. On June 1, 2001, the trial judge entered judgment on the verdict against U. S. Silica in the amount of $5.928 million in actual damages (the verdict of $7.5 million, less credits for other settlements), $464,000 in prejudgment interest and $40,000 in court costs. In addition, punitive damages were settled for $600,000.

In light of the facts entered into evidence relating to the timing of the exposure, the Company believes that the entire judgment and settlement of the Tompkins action are covered by a combination of Ottawa Silica Company’s insurance coverage and the current indemnity agreement of ITT Industries, in each case, discussed above. After the judgment was entered by the trial judge and upon the posting of a bond, the Company filed an immediate appeal to the appropriate appellate court in Texas, which upheld the trial court’s ruling. A petition for review has been filed with the Texas Supreme Court.

In the past, the Company recorded amounts for product liability claims based on estimates of its portion of the cost to be incurred for all pending product liability claims and estimates based on the value of an incurred but not reported liability for unknown claims for exposures that occurred before 1976, when it began warning its customers and employees of the health effects of crystalline silica. Estimated amounts recorded were net of any expected recoveries from insurance policies or the ITT Industries indemnity. The amounts recorded for product liability claims were estimates, which were reviewed periodically by management and legal counsel and adjusted to reflect additional information when available. As the rate of claims filed against the Company and others in the industry increased in 2002, the Company determined it was no longer sufficient for management to solely estimate the product liability claims that might be filed against the Company, and the Company retained the services of an independent actuary to estimate the number and costs of unresolved current and future silica related product liability claims that might be asserted against the Company.

The actuary relied on generally accepted actuarial methodologies and on information provided by the Company, including the history of reported claims, insurance coverages and indemnity protections available to us from third parties, the quantity of sand sold by market and by year, recent court rulings addressing the liability of sellers of silica sand, and other reports, articles and records publicly available that discuss silica related health risks, to estimate a range of the number and severity of claims that could be filed against the company over the next 50 years, the period found by the actuary to be reasonably estimable. The variables used to determine the estimate were further analyzed and multiple iterations were modeled by the actuary.

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

As previously discussed, the Company has available several forms of potential recovery to offset a portion of these costs in the form of insurance coverage and the ITT Industries indemnity. As part of the overall study, the actuarial also estimated the amount recoverable from these sources, assuming that all primary and excess insurance coverage and the ITT indemnity is valid and fully collectible and also based on the timing of current and new claims filed, the alleged exposure periods and the portion of the exposure that would fall within an insured or indemnified exposure period.

Following the adverse developments during the year, especially in the fourth quarter, and based on the study performed by our actuary, the Company recorded a pre-tax charge related to silica claims of $23.7 million in 2002 for estimated undiscounted gross costs, including defense costs after consideration of recoveries under the ITT indemnity and insurance. This resulted in a long term liability of $69.2 million related to third party product liability claims and a non-current asset of $40.9 million for probable insurance recoveries at December 31, 2002. The pre-tax charge in 2001 for silica claims was $2.1 million and the net liability recorded at December 31, 2001 was $4.6 million. Recognizing the inherent uncertainties and numerous factors and assumptions which are used to develop this estimate management has determined that the amount is a reasonable estimate when considering all relevant factors.

The process of estimating and recording amounts for product liability claims is imprecise and based on a variety of assumptions, some of which, while reasonable at the time, may prove to be inaccurate. The actuary’s report is based to a large extent on the assumption that the Company’s past experience is predictive of future experience. Unanticipated changes in factors such as judicial decisions, legislative actions, claims consciousness, claims management, claims settlement practices and economic conditions make these estimates subject to a greater than normal degree of uncertainty that could cause the silica-related liabilities and insurance or indemnity recoveries to be greater than those projected and recorded.

Given the inherent uncertainty in making future projections, the Company plans to have these projections periodically updated based on actual claims experience and other relevant factors such as changes in the judicial system and legislative actions.

It is likely that the Company will continue to have silica-related product liability claims filed against it including claims that allege silica exposure. The Company has recorded estimated liabilities and recoveries under the current ITT indemnity agreement and an estimate of future recoveries under insurance policies after evaluating the legal obligations and financial viability of the insurers and believes that such recoveries are probable. Increases in the number of claims filed or costs associated with the silica-related claims will result in the Company further increasing its liabilities and could have a material adverse effect on the Company’s financial position, results of operations and cash flows, if such developments occur.

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

9.	Income Taxes

The benefit for income taxes consisted of the following for each of the three years in the period ended December 31, 2002:

	2002	2001	2000
	(In thousands)

Current:
Federal	$3	$(139)	$26
State	619	1,324	358
Foreign	—	—	(52)

	622	1,185	332
Deferred:
Federal	(49,463)	(7,692)	(9,981)
State	(14,120)	(1,792)	(1,416)
Foreign	—		(26)

	(63,583)	(9,484)	(11,423)

Tax benefit of cumulative effect of accounting change	6,115	—	—

Benefit for income taxes	$(56,846)	$(8,299)	$(11,091)

Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax effects, based on enacted tax laws, of temporary differences between the values of assets and liabilities recorded for financial reporting and for tax purposes and of net operating loss and other carryforwards. The tax effects of the types of temporary differences and carryforwards that gave rise to deferred tax assets and liabilities at December 31, 2002 and 2001 consisted of the following:

	2002	2001

Gross deferred tax liabilities
Land and mineral property basis difference	$(60,496)	$(111,777)
Fixed assets and depreciation	(25,809)	(26,868)
Restricted stock vesting	(573)	(573)
Debt fee amortization	(98)	(107)
Other	(5,035)	(4,849)

Total deferred tax liabilities	(92,011)	(144,174)

Gross deferred tax assets

Third party products liability	11,621	—
Goodwill	6,111	—
Royalty	540	940
Post retirement benefit costs	7,306	7,374
Reserves for self-insurance	988	2,905
Plant closure liability	3,153	3,107
State deferred tax	3,521	8,444
Covenants not to compete	5,883	6,698
Alternative minimum tax credit carryforward	2,953	4,995
Reserves for vacation	763	929
Pensions	5,160	1,840
Inventories	1,548	1,013
Net operating loss carryforward	22,652	14,539
Bad debts	693	742
Reclamation	1,027	1,025
Other	1,635	1,179

Total deferred tax assets	75,554	55,730

Less valuation allowance	7,500	—

Net deferred tax liabilities	(23,957)	(88,444)
Less net current deferred tax assets	(5,215)	(4,276)

Net long-term deferred tax liabilities	$(29,172)	$(92,720)

At December 31, 2002 and 2001, the Company had federal net operating loss carryforwards (“NOL”) of $56.0 million and $37.0 million, respectively, which begin to expire in 2011.

In addition, the Company has an alternative minimum tax credit carryforward at December 31, 2002 and 2001 of approximately $3 million and $5 million, respectively. The credit carryforward may be carried forward indefinitely to offset any excess of regular tax liability over alternative minimum tax liability subject to certain limitations.

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes that some uncertainty exists with respect to the future utilization of net operating loss carry forwards and alternative minimum tax credits; therefore, the Company carries a valuation allowance relating to such items of $7.5 million at December 31, 2002.

The effective income tax rate on pretax earnings before cumulative effect of change in accounting principle differed from the U.S. federal statutory rate for each of the three years in the period ended December 31, 2002 for the following reasons:

	2002	2001	2000

Provision (benefit) computed at U.S. federal statutory rate	(35.0%)	(35.0%)	(35.0%)
Increase (decrease) resulting from:
Percentage depletion	(2.7)	(29.6)	(19.4)
Prior year tax return reconciliation	(.3)	.5	(3.1)
State income taxes, net of federal benefit	(5.9)	(2.1)	(3.0)
Sale of Canadian operation	—	—	5.5
Valuation allowance	5.1	—	—
Other, net	1.0	(1.0)	1.3

Provision for income taxes	(38.7%)	(67.2%)	(53.7%)

10.	Pension and Postretirement Benefits

The Company maintains a number of single-employer noncontributory defined benefit pension plans covering substantially all employees. The plans provide benefits based on each covered employee’s years of qualifying service. The Company’s funding policy is to contribute amounts within the range of the minimum required and maximum deductible contributions for each plan consistent with a goal of appropriate minimization of the unfunded projected benefit obligation. The majority of the Company’s pension plans use a benefit level per year of service (hourly) with one plan using final average pay method (salaried). All Company plans use the projected unit credit cost method to determine the actuarial valuation.

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

The Company contributes to a Voluntary Employees’ Beneficiary Association trust that will be used to partially fund health care benefits for future retirees. Benefits are funded to the extent contributions are tax deductible, which under current legislation is limited. In general, retiree health benefits are paid as covered expenses are incurred.

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

Net pension and postretirement cost consisted of the following for each of the three years in the period ended December 31, 2002:

	Pension Benefits			Postretirement Benefits
	2002	2001	2000	2002	2001	2000
	(In thousands)

Service cost—benefits earned during the period	$1,128	$983	$974	$167	$116	$140
Interest cost	4,449	4,252	4,306	1,053	859	844
Expected return on plan assets	(4,876)	(4,811)	(4,739)	(15)	(17)	(18)
Net amortization and deferral	172	96	71	(190)	(627)	(764)

Net pension and postretirement cost	$873	$520	$612	$1,015	$331	$202

The changes in benefit obligations and plan assets, as well as the funded status of the Company’s pension and postretirement plans at December 31, 2002 and 2001 were as follows:

	Pension Benefits		Postretirement Benefits
	2002	2001	2002	2001
	(In thousands)

Benefit obligation at January 1	$60,922	$59,593	$13,160	$11,593
Service cost	1,128	983	167	116
Interest cost	4,449	4,252	1,053	859
Actuarial (gain)/loss	4,232	(428)	2,982	1,940
Benefits paid	(3,892)	(3,954)	(1,472)	(1,633)
Other	478	476	303	285

Benefit obligation at December 31	67,317	60,922	16,193	13,160

Fair value of plan assets at January 1	58,824	63,296	166	187
Actual return on plan assets	(3,500)	(518)	(12)	(20)
Employer contributions	—	—	1,169	1,347
Benefits paid	(3,892)	(3,954)	(1,472)	(1,633)
Other	—	—	303	285

Fair value of plan assets at December 31	51,432	58,824	154	166

Plan assets in excess (less than) benefit obligations at December 31	(15,885)	(2,099)	(16,039)	(12,994)
Unrecognized net loss (gain)	9,800	(2,807)	(1,869)	(5,068)
Unrecognized prior service cost	1,619	1,312	—	—

Net accrued benefit cost recognized as other noncurrent liabilities	$(4,466)	$(3,594)	$(17,908)	$(18,062)

An adjustment to recognize an additional minimum pension liability on the Company’s consolidated balance sheet of $8.7 million was recorded at December 31, 2002. The pension liability adjustment has been recorded as a long-term liability offset by an intangible pension asset of $1.9 million and a reduction to stockholder’s equity and deferred taxes of $4.2 million and $2.6 million, respectively, at December 31, 2002.

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

The following weighted-average assumptions were used to determine the Company’s obligations under the plans:

	Pension Benefits		Postretirement Benefits
	2002	2001	2002	2001

Discount rate	6.75%	7.25%	6.75%	7.25%
Long-term rate of compensation increase	3.50%	3.50%	—	—
Long-term rate of return on plan assets	9.00%	9.00%	9.00%	9.00%
Health care cost trend rate	—	—	9.00%	9.00%

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.0%, declining by 1% per year to an ultimate rate of 5%.

A one-percentage-point increase in the assumed health care cost trend rates for each year would increase the accumulated postretirement benefit obligation at December 31, 2002 and net postretirement health care cost (service cost and interest cost) for the year then ended by approximately $1.8 million and $1.4 million, respectively. A one-percentage-point decrease in the assumed health care cost trend rates for each year would decrease the accumulated postretirement benefit obligation at December 31, 2002 and net postretirement health care cost (service cost and interest cost) for the year then ended by approximately $1.5 million and $1.2 million, respectively.

Certain hourly employees are covered under a multi-employer defined benefit pension plan. The pension cost recognized for these plans for each of the three years in the period ended December 31, 2002 totaled approximately $878,000, $735,000, and $606,000, respectively.

The Company also sponsors a defined contribution plan covering certain employees. The Company contributes to the plan in two ways. For certain employees not covered by the defined benefit plan, the Company makes a contribution equal to 4% of their salary. The Company also contributes an employee match which can range from 25 to 100 cents, based on financial performance, for each dollar contributed by an employee, up to 8% of their earnings. Contributions for each of the three years in the period ended December 31, 2002 totaled approximately $862,000, $744,000 and $680,000, respectively. The Company also sponsors a defined contribution thrift plan for hourly employees to which employees may contribute up to 15% of their earnings. There is no contributing match for the thrift plan.

11.	Related Party Transactions

Pursuant to an agreement between the Company and principals of D. George Harris & Associates, LLC (“DGH&A”), who are also stockholders of the Company’s ultimate parent, DGH&A provides certain management advisory services to the Company. The Company paid approximately $500,000, $795,000 and $923,000 to DGH&A for each of the three years in the period ended December 31, 2002, respectively, associated with these management services. The agreement also provides that the Company will pay DGH&A an acquisition fee in the event of a business acquisition by the Company. The management advisory services and acquisition fees have been charged to selling, general and administrative expense during each of the respective periods noted above.

The agreement also provides that, at DGH&A’s request, U.S. Silica provide DGH&A with an interest-free loan not to exceed $3.0 million in total or $500,000 in any given year. At December 31, 2002, a loan receivable from DGH&A of $1.4 million is currently outstanding. The loan is guaranteed by certain principals of DGH&A.

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

On occasion, the Company and its ultimate parent make non-interest bearing cash advances to each other. At December 31, 2002 and 2001, the Company had a payable to its parent of approximately $2.3 million and $2.4 million, respectively.

12.	Incentive Stock Compensation

On April 10, 2000, the Company entered into an employment agreement with an executive to manage its aggregates business segment. In the second quarter of 2000, a one-time charge of approximately $2.3 million was recorded representing the cost to replace certain benefits forfeited by the executive officer in order to join the Company, of which $998,000 is the cost of non-cash stock grants in the Company’s ultimate parent company, Holdings, and is recorded in selling, general and administrative expense.

13.	Segment Information

The Company operates in the industrial minerals and aggregates business segments, principally in the United States, and conducts limited operations in Canada. Industrial minerals includes the mining, processing and marketing of industrial minerals, principally industrial silica, to a wide variety of end use markets, including foundry, glass, chemicals, fillers and extenders (primarily used in paints and coatings), building materials, ceramics, and oil and gas. Aggregates includes the mining, processing and marketing of high quality crushed stone, construction sand and gravel. The Company’s customers use its aggregates for road construction and maintenance, other infrastructure projects and residential and commercial construction and to produce hot mixed asphalt and concrete products. The Company also uses its aggregates to produce hot mixed asphalt at production facilities the Company owns or operates. The industrial minerals and aggregates business segments constitute the reportable segments of the Company.

The Company’s management reviews operating segment income to evaluate segment performance and allocate resources. Certain corporate expenses (income) including unusual items, business development costs and fees paid to DGH&A, interest expense, the accretion of preferred stock warrants, other income (net of interest income) and the provision (benefit) for income taxes are not included in segment operating income since they are excluded from the measure of segment profitability reviewed by the Company’s management. The Company’s assets are managed based on segment and accordingly, asset information is reported for the aggregates and industrial minerals segments. Corporate assets consist primarily of cash and cash equivalents, debt issuance costs and equipment. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies.

On October 1, 2002, as part of a change in management reporting responsibilities, certain New Jersey operating assets of the Company’s aggregates business unit were transferred to the Company’s industrial minerals business unit. Net sales from the transferred assets are made both directly to customers and to the Company’s aggregates subsidiary. Intersegment sales are recorded at amounts which approximate sales to third party distributors. Prior year segment reporting has been restated to include the transferred assets as a part of the Company’s industrial minerals business unit.

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

Reportable segment information for each of the three years in the period ended December 31, 2002 was as follows:

	2002	2001	2000
	(In thousands)

Sales:
Aggregates	$118,645	$120,833	$107,598
Industrial Minerals	184,747	189,747	192,590
Eliminations	(2,897)	(2,633)	(853)

Total sales	$300,495	$307,947	$299,335

Operating segment income (loss):
Aggregates	$(107,017)	$5,607	$4,518
Industrial Minerals	(8,790)	17,677	13,674

Total operating segment income (loss)	(115,807)	23,284	18,192

General corporate expense	(603)	(1,105)	(4,047)

Total operating income (loss)	$(116,410)	$22,179	$14,145

Depreciation, depletion and amortization expense:
Aggregates	$14,096	$15,551	$11,729
Industrial Minerals	15,744	17,001	24,104
Corporate	173	118	62

Total depreciation, depletion and amortization expense	$30,013	$32,670	$35,895

Capital expenditures:
Aggregates	$10,746	$2,742	$7,628
Industrial Minerals	3,257	10,996	12,507
Corporate	—	—	184

Total capital expenditures	$14,003	$13,738	$20,319

Reportable segment information at December 31, 2002, 2001 and 2000 was as follows:

	2002	2001	2000
	(In thousands)

Assets:
Aggregates	$209,716	$330,134	$333,277
Industrial Minerals	237,176	195,686	222,368
Corporate	15,807	21,823	20,533
Elimination of intersegment receivables	(36,825)	(31,999)	(37,892)

Total assets	$425,874	$515,644	$538,286

14.	Guarantor Financial Data

Except for the Company’s Canadian subsidiary, which is an inactive company with an immaterial amount of assets and liabilities, each of the Company’s subsidiaries has fully and unconditionally guaranteed the Senior Subordinated Notes on a joint and several basis. The separate financial statements of the subsidiary guarantors are not included in this report because (a) the Company is a holding company with no independent assets or operations other than its investments in its subsidiaries, (b) the subsidiary guarantors each are wholly owned by the Company, comprise all of the direct and indirect subsidiaries of the Company (other than a

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

minor subsidiary) and have jointly and severally guaranteed the Company’s obligations under the Senior Subordinated Notes on a full and unconditional basis, (c) the aggregate assets, liabilities, earnings and equity of the subsidiary guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis and (d) management has determined that separate financial statements and other disclosures concerning the subsidiary guarantors are not material to investors.

15.	Obligations Under Guarantees

The Company has indemnified St. Paul Fire and Marine Insurance Company (St. Paul) against any loss St. Paul may incur in the event that holders of surety bonds, issued on behalf of the Company by St. Paul, execute the bonds. As of December 31, 2002 St. Paul had $12.7 million in bonds outstanding for the Company. The majority of these bonds ($8.2 million) relate to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. Another large group ($3.7 million) arise from the bidding process with local governments who require supply or performance bonds. These typically expire one year from the date the bid is issued. The remaining bonds relate to such indefinite purposes as licenses, permits, and tax collection.

U.S. Silica has indemnified Safeco Insurance Company of America (Safeco) against any loss Safeco may incur in the event that holders of surety bonds, issued on behalf of U.S. Silica by Safeco, execute the bonds. As of December 31, 2002 Safeco had $555,000 in bonds outstanding for U.S. Silica. These are all reclamation bonds.

U.S. Silica is the contingent guarantor of Winifrede Railroad Company’s (Winifrede) obligations as lessee of 200 covered hopper railroad cars which are used by U.S. Silica to ship sand to its customers. Winifrede’s performance is also guaranteed by its parent, Carbon Industries, Inc. (Carbon), a subsidiary of ITT; and U.S. Silica’s liability under the guaranty does not arise unless Winifrede or Carbon fail to cure any default within five business days after notice of default has been given to Carbon and U.S. Silica. Winifrede’s obligation as lessee includes paying monthly rent of $53,000 until May 1, 2005, maintaining the cars, paying for any cars damaged or destroyed, and indemnifying all other parties to the lease transaction against liabilities including any loss of certain tax benefits. By separate agreement between U.S. Silica and Winifrede, Winifrede may, upon the occurrence of certain events, assign the lease obligations to U.S. Silica, but none of these events have occurred.

16.	Asset Impairment

In accordance with SFAS 144, the Company recorded a $107.9 million non-cash charge for the impairment of mining properties in the aggregates segment as of December 31, 2002. The Company conducted an impairment review of the properties in the aggregates business, which resulted in the determination that the segment’s undiscounted future cash flows could no longer support its carrying value. The loss on impairment represented the difference between the segment’s estimated fair value, as determined using the expected present value of cash flows, and its previous carrying amount.

17.	Subsequent Event

On April 10, 2003, the Company entered into an agreement to sell its aggregates segment to a subsidiary of Hanson Building Materials of America, Inc. The consideration consists of $152 million in cash and the assumption of $3 million in capital lease obligations. Pursuant to the agreement, the Company would owe Hanson $2 million plus interest (beginning after the third year) on the fifth anniversary of the closing if certain post-closing permit and rezoning objectives specified in the agreement are not achieved during this period. The agreement also contains customary representations, warranties and indemnities. Closing on the sale is subject to customary closing conditions, including antitrust clearance under the Hart-Scott-Rodino

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

Antitrust Improvements Act of 1976, as amended, and completion of environmental and geological due diligence at the Company’s operating sites and real estate surveys at certain of the Company’s operating sites. The Company will also need to secure the consent of its senior secured lenders in order to release any liens on the assets being sold.

The assets and liabilities of the aggregates operations, after recording an asset impairment charge in 2002 (see footnote 16), included in the consolidated balance sheet are as follows:

	December 31,
	2002	2001
	In millions

Assets
Current assets	$36.4	$35.5
Property, plant and equipment, net	170.0	280.5
Other noncurrent assets	3.3	10.5

Total assets	$209.7	$326.5

Liabilities
Current liabilities	$9.9	$13.5
Other liabilities	49.0	104.2

Total liabilities	$58.9	$117.7

Net book value	$150.8	$208.8

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table identifies members of the Board of Directors and the executive officers of USS Holdings, Inc., our indirect parent, and us.

Name	Age	Present Position at March 1, 2003	Year Assumed Present Position(s)	Other Positions and Other Business Experience Within the Last Five Years

D. George Harris	69	Chairman and Director	1996

Chairman and director, D. George Harris & Associates, LLC (1987-present); officer or director of various companies, including Harris Chemical Group, Inc. (1993-1998), Harris Specialty Chemicals, Inc. (1994-1999) and Penrice Pty Ltd. (1996-1998); Chairman, Shareholders Committee, Vestolit Holdings GmbH & Co., KG (1999-present); director, McWhorter Technologies, Inc. (1994-2000)

Anthony J. Petrocelli	65	Vice Chairman and Director	1996

Vice Chairman, D. George Harris & Associates, LLC (1987-present); officer or director of various companies, including Harris Chemical Group, Inc. (1993-1998), Harris Specialty Chemicals, Inc. (1994-1999) and Penrice Pty Ltd. (1996-1998); Vice Chairman, Shareholders Committee, Vestolit Holdings GmbH & Co., KG (1999-present)

Richard E. Goodell	58	Vice Chairman; Director	2001; 1996	Chief Executive Officer (1999-2000); President (1996-2000); President, Pennsylvania Glass Sand Corporation (renamed U.S. Silica Company) (our subsidiary) (1985-1998)

Roy D. Reeves	57	President and Chief Executive Officer; Director	2001

President, Stone Materials Company, LLC (our

subsidiary) (2000); President and Chief Operating Officer,

Hanson Aggregates East (1997-2000); President and

Chief Operating Officer, Sloan Construction Company (1993-1997)

Gary E. Bockrath	50	Vice President and Chief Financial Officer	1996	Senior Vice President of Finance, U.S. Silica (1993-present); director, U.S. Silica (1994-present)

Craig S. Cinalli	44	President and Chief Operating Officer, Better Materials Corporation (our subsidiary)	1989

Walter C. Pellish	62	Vice President— Administration	2000	Vice President—Administration, U.S. Silica (1981-present)

Richard J. Donahue	59	Vice President, Assistant Treasurer, Assistant Secretary and Director	1996	Managing Director, D. George Harris & Associates, LLC (1987-present); officer of various companies, including Harris Chemical Group, Inc. (1993-1998) and Harris Specialty Chemicals, Inc. (1994-1999)

Richard J. Nick	59	Vice President, Treasurer and Assistant Secretary	1996	Managing Director, D. George Harris & Associates, LLC (1989-present); officer of various companies, including Harris Chemical Group, Inc. (1993-1998) and Harris Specialty Chemicals, Inc. (1994-1999)

Richard J. Shearer	52	President, U.S. Silica Company (our subsidiary)	1999	Executive Vice President, U.S. Silica (1997-1999); Vice President, General Manager, North American Chemical Company (1996-1997)

John A. Ulizio	47	Vice President, General Counsel and Assistant Secretary	1996	Associate General Counsel, U.S. Silica (1991-1995); manager of environmental, health and safety matters (1994-present)

Arnold L. Chavkin	51	Director	1996

Executive Partner, J.P. Morgan Partners, LLC (formerly Chase Capital Partners) (1992-present); director, American Tower Corporation, Carrizo Oil & Gas, Inc., Crown Media Holdings, Inc., Encore Acquisition Partners, Triton PCS, Inc.

Ruth Dreessen	47	Director	1996	Retired. Formerly Managing Director, J. P. Morgan Securities Inc., formerly Chase Securities Inc. (1997-2001); Director, Georgia Gulf Corporation.

Timothy J. Walsh	39	Director	1998

Partner, J.P. Morgan Partners, LLC (formerly Chase Capital Partners) (1999-present); associate, J.P. Morgan Partners, LLC (1993-1999); director, MetoKote Corporation, Inc., Pliant Corporation, Klöckner Pentaplest S.A., NexPak Corporation

Item 11.	Executive Compensation

Executive Compensation

The following table sets forth information regarding annual compensation for services rendered to us during the fiscal years ended December 31, 2002, 2001 and 2000 by our (i) chief executive officer and (ii) four most highly compensated executive officers (collectively, the “Named Executive Officers”).

Summary Compensation Table

		Annual Compensation				Long-term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)		Restricted Stock Award(s)(2) ($)	All Other Compensation (3)(4)($)
Roy D. Reeves	2002	440,975	—	—		—	31,001	(7)
Chief Executive Officer	2001	425,000	125,000	—		—	32,384
	2000	300,000	200,000	2,103,368	(1)	102,250	112,168	(5)

Richard J. Shearer	2002	256,300	—	—		—	17,510
President	2001	249,062	20,000	—		—	16,368
(U.S. Silica Company)	2000	240,400	—	—		—	15,114

Gary E. Bockrath	2002	196,050	—	—		—	14,062
Vice President and Chief	2001	184,585	20,000	—		—	12,496
Financial Officer	2000	176,400	—	—		—	11,034

Craig S. Cinalli	2002	200,850	—	—		—	15,440	(6)
President	2001	195,000	20,000	—		—	13,228
(Better Materials Corporation)	2000	175,000	—	—		—	10,536

John A. Ulizio	2002	195,500	—	—		—	14,251
Vice President and General Counsel	2001	188,500	20,000	—		—	12,450
	2000	175,000	—	—		—	10,950

(1)	Includes reimbursement by us to Mr. Reeves for his purchase of 25,000 shares of Class A common stock at $39.90 per share, the purchase by Mr. Reeves for $0.01 per share of 25,000 shares of Class C common stock valued at $4.10 per share, and the gross-up for the tax liability attributable to these purchases and to his signing bonus of $100,000, described in footnote 5 below.
(2)	As of December 31, 2002, the Named Executive Officers held the following amounts of restricted stock: Mr. Reeves, 25,000 shares; Mr. Shearer, 17,000 shares; Mr. Bockrath, 6,000 shares; Mr. Ulizio 6,000 shares and Mr. Cinalli, 6,000 shares. The value of the restricted stock as of December 31, 2002 is equal to the value as of the date of grant reflected in the above table.
(3)	Includes life insurance premiums paid by us in 2002 on behalf of the Named Executive Officers as follows: Mr. Ulizio, $1,440; Mr. Reeves, $9,690; Mr. Shearer, $1,440; Mr. Bockrath, $1,440; and Mr. Cinalli, $1,440.
(4)	Includes matching contributions by us to the U.S. Silica Company Retirement Savings and Investment Plan for Salaried Employees in 2002 on behalf of the Named Executive Officers as follows: Mr. Ulizio, $3,486; Mr. Reeves, $3,430; Mr. Shearer, $3,275; Mr. Bockrath, $3,275; and Mr. Cinalli, $3,275. Also includes other contributions by us to this plan in 2002 on behalf of certain Named Executive Officers as follows: Mr. Shearer, $12,795; Mr. Bockrath, $9,347; and Mr. Ulizio $9,325.
(5)	Includes a one-time signing bonus of $100,000 received by Mr. Reeves upon entering into his employment agreement with us.
(6)	Includes income imputed to Mr. Cinalli from the personal use of a company- owned vehicle and residence in the amount of $10,725.
(7)	Includes $17,881 in commuting expenses reimbursed to Mr. Reeves.

Better Materials Corporation Pension Plan

	Years of Service
Remuneration	15	20	25	30	35
$125,000	$20,529	$27,372	$34,215	$41,058	$47,901
150,000	25,404	33,872	42,340	50,808	59,276
175,000	30,279	40,372	50,465	60,558	70,651
200,000 and above	35,154	46,872	58,590	70,308	82,026

At December 31, 2002, credited years of service under the Better Materials Corporation Pension Plan (the “BMC Plan”) for the only Named Executive Officer who participates, Mr. Cinalli, were 22 years. The compensation covered under the BMC Plan includes total cash remuneration paid to the Named Executive Officer up to the statutory limits stipulated by the Internal Revenue Service. Estimated benefits set forth in the BMC Plan table were calculated on the basis of a single life annuity and are not offset by any amount.

Supplemental Executive Retirement Plan

	Years of Service
Remuneration	15	20	25	30	35
$125,000	$0	$0	$8,158	$17,172	$26,186
150,000	0	7,144	18,158	29,172	40,186
175,000	2,130	15,144	28,158	41,172	54,186
200,000	8,130	23,144	38,158	53,172	68,186
225,000	14,130	31,144	48,158	65,172	82,186
250,000	20,130	39,144	58,158	77,172	96,186
300,000	32,130	55,144	78,158	101,172	124,186
400,000	56,130	87,144	118,158	149,172	180,186
500,000	80,130	119,144	158,158	197,172	236,186
600,000	104,130	151,144	198,158	245,172	292,186
700,000	128,130	183,144	238,158	293,172	348,186

At December 31, 2002, credited years of service under a Supplemental Executive Retirement Plan (“SERP”) for Mr. Reeves were 18 years. The compensation covered under the SERP includes total cash remuneration paid to the Named Executive Officer. Estimated benefits set forth in the SERP table were calculated on the basis of a single life annuity and are offset by the benefit Mr. Reeves will receive under a retirement plan with his previous employer in the amount of $36,911.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Employment Agreement with Mr. Cinalli. In December 2002, Better Materials Corporation, one of our subsidiaries, renewed Mr. Cinalli’s existing employment agreement for a one-year term. The agreement provides for annual compensation of at least $195,000, a performance-based bonus, eligibility to receive restricted stock and the use of a company-owned vehicle and residence.

Under this agreement, Better Materials Corporation may terminate Mr. Cinalli for any reason other than “cause,” as defined in the agreement, with thirty days’ prior written notice. This agreement provides for severance in the amount of two years’ annual salary upon termination without “cause.” This agreement contains confidentiality and non-compete covenants.

Severance Agreement with Mr. Shearer. In August 2000, U.S. Silica Company, one of our subsidiaries, entered into a severance agreement with Mr. Shearer to provide for severance and benefits in the event his employment is terminated for any reason other than “cause,” as defined in the agreement. Under this severance agreement, Mr. Shearer is entitled to continue to receive his salary for a maximum period of two years following termination of employment. In addition, U.S. Silica will pay medical premiums for Mr. Shearer and his family under the U.S. Silica Health Plan for a maximum period of six months beyond the required COBRA continuation coverage period and, upon the sale of Mr. Shearer’s house, U.S. Silica will pay a percentage of the unrecovered cost of improvements to his residence up to approximately $47,000. This agreement contains confidentiality and non-compete covenants.

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

Mr. Reeves is also entitled to a number of stock incentives under this agreement. First, he purchased from USS Holdings, our indirect parent, 25,000 restricted shares of USS Holdings Class C common stock for one cent ($.01) per share. If we terminate Mr. Reeves’ employment under certain circumstances, or in the event of certain corporate transactions, such as a sale, merger or initial public offering involving USS Holdings, we may be obligated to repurchase these shares, depending on the value of USS Holdings Class A common stock at the time of such event. We reimbursed Mr. Reeves for the tax liability for these shares at the time of purchase. Second, Mr. Reeves purchased 25,000 shares of USS Holdings Class A common stock, for which we reimbursed him at a price of $39.90 per share, plus tax liability resulting from this reimbursement.

We may terminate Mr. Reeves for any reason other than for “cause,” as defined in the agreement, or he may resign for “good reason,” as defined in the agreement, with thirty days’ prior written notice. If we terminate Mr. Reeves without “cause,” he is entitled to severance in an amount equal to his annual salary plus full bonus for the remainder of the term of the agreement. If Mr. Reeves’ employment is terminated following a change in control involving us, as defined in the agreement, he is entitled to severance in an amount equal to his annual salary plus full bonus for the remainder of the term of the agreement, which is reduced to 18 months following the change in control. This agreement contains confidentiality and non-compete covenants.

Mr. Reeves has also entered into an agreement with USS Holdings that provides for payment upon the occurrence of certain corporate transactions involving USS Holdings, such as a sale, merger or initial public offering. If one of these events occurs, Mr. Reeves will be entitled to a bonus based on the extent to which the price for USS Holdings Class A common stock, as valued in such event, exceeds a target price set for the year in which the event occurs. If the target price is exceeded by 100% or more, Mr. Reeves will receive a bonus of $8 million net of any excise tax liability to Mr. Reeves if the payment is determined to be an excess parachute payment under IRS regulations. If the target price is exceeded by less than 100%, Mr. Reeves will receive a prorated portion of the $8 million maximum. No bonus is payable if the target price for the year of the triggering event is not exceeded. If we experience a change in control as a result of the triggering event and Mr. Reeves’ employment is terminated following the change in control, USS Holdings may cause us to pay the bonus amount to Mr. Reeves.

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

Under this agreement, in the event of a change in control, as defined in the agreement, Mr. Goodell is entitled to terminate his employment and receive severance in the amount of his salary through July 7, 2004. Alternatively, if Mr. Goodell remains employed following a change in control, he is entitled to receive at the time of the change in control a bonus equal to one year’s salary and to receive a stay bonus equal to one year’s salary payable and conditioned upon his continued employment until a period of six months after the change in control. If his employment is terminated following a change in control, he is deemed to have been employed through July 7, 2004 for purposes of determining eligibility for, and calculation of benefits under, the U.S. Silica benefit plans.

For a period of five years following his termination of employment, Mr. Goodell will serve as a consultant to USS Holdings, BMAC Holdings, Inc., U.S. Silica Company, BMAC Services Co., Inc. and us for which he will be compensated at an annual salary of $50,000 for up to 20 days of consulting plus $2,500 per day for his services for a maximum additional period of 30 days.

This agreement may be terminated for cause, as defined in the agreement, upon Mr. Goodell’s death, or in the event of disability. This agreement contains non-compete and non-solicitation provisions.

U.S. Silica Company Retirement Plan for Salaried Employees

	Years of Service
Remuneration	15	20	25	30	35
$125,000	$31,718	$42,290	$52,863	$63,435	$74,008
150,000	38,655	51,540	64,425	77,310	90,195
175,000	45,593	60,790	75,988	91,185	106,383
200,000	52,530	70,040	87,550	105,060	122,570
225,000	59,468	79,290	99,113	118,935	139,758
250,000	66,405	88,540	110,675	132,810	155,945
300,000	80,280	107,040	133,800	160,560	187,320
400,000	108,030	144,040	180,050	216,060	252,070

At December 31, 2002, credited years of service under the U.S. Silica Company Retirement Plan for Salaried Employees (the “Retirement Plan”) for the only person who participates, Mr. Goodell, were 21 years. The compensation covered by the Retirement Plan includes the annual base salary listed above. The estimated annual retirement benefit indicated in the Retirement Plan table includes enhanced pension provisions under the U.S. Silica Company Pension Restoration Plan, which is an unfunded plan providing benefits to participants in the Retirement Plan that are not payable under the Retirement Plan because of the limitations stipulated by the Internal Revenue Code. Estimated benefits set forth in the Retirement Plan table were calculated on the basis of a single life annuity. Annual benefits payable under the Retirement Plan are not offset by any amount.

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

Security Ownership

All of our outstanding capital stock is directly owned by BMAC Holdings, which in turn is wholly owned by USS Holdings. The following table sets forth, to the best of our knowledge, certain information regarding the ownership of the capital stock of USS Holdings as of March 1, 2003 with respect to the following: (i) each person known by us to own beneficially more than 5% of the outstanding shares of any class of capital stock of USS Holdings; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our directors and executive officers as a group.

Except as otherwise indicated, each person listed in the following table has sole voting and investment power with respect to the shares listed opposite that person’s name.

Beneficial Owners(1)	Shares of Common Stock			Percentage of Common Stock(2)*
	Class A(3)	Class B(4)	Class C(5)	Class A	Class B		Class C

J.P. Morgan Chase & Co. (9)(10)	0	340,069	8,800	* *	79.9%		2.0%
Massachusetts Mutual Life Insurance Company (11)	0	104,211	2,697	* *	27.1%		* *
D. George Harris (12)	124,653	8,186	42,291	22.7%	2.2%		9.8%
Anthony J. Petrocelli (13)(15)	73,222	5,184	41,850	13.3%	1.4%		9.7%
Richard E. Goodell	6,640	0	29,000	1.2%	*	*	6.7%
Richard J. Donahue	65,972	1,950	41,376	12.0%	*	*	9.6%
Richard J. Shearer	5,203	0	17,000	1.0%	*	*	4.0%
Craig S. Cinalli	2,000	0	6,000	* *	*	*	1.4%
Walter C. Pellish	5,755	0	6,000	1.1%	*	*	1.4%
Richard J. Nick (15)	34,296	1,744	41,346	6.2%	*	*	9.6%
Donald G. Kilpatrick (13)	50,962	0	41,090	9.3%	*	*	9.5%
Roy D. Reeves	27,500	0	30,000	5.0%	*	*	6.9%
John A. Ulizio	5,755	0	6,000	1.1%	*	*	1.4%
Gary E. Bockrath	6,109	0	6,000	1.1%	*	*	1.4%
Arnold L. Chavkin (10)(14)	0	0	0	* *	*	*	* *
Ruth Dreessen	0	0	0	* *	*	*	* *
Timothy J. Walsh (10)(14)	0	0	0	* *	*	*	* *
All directors and executive officers as a group (14 persons) (10)(12)(14)	357,104	17,063	266,863	64.9%	4.5%		61.3%

Beneficial Owners(1)	Shares of Preferred Stock			Percentage of Preferred Stock(2)*
	Series A(6)	Series B(7)	Series D(8)	Series A		Series B		Series D

J.P. Morgan Chase & Co. (9)(10)	678,035	1,356,070	9,232	75.0%		66.9%		52.2%
Massachusetts Mutual Life Insurance	207,778	415,556	2,829	22.7%		20.2%		16.0%
Company (11)
D. George Harris (12)	15,268	58,016	1,260	1.7%		2.9%		7.1%
Anthony J. Petrocelli (13)	9,035	27,070	798	1.0%		1.4%		4.5%
Richard E. Goodell	0	20,000	0	*	*	1.0%		*	*
Richard J. Donahue	1,104	16,291	300	*	*	*	*	1.7%
Richard J. Shearer	596	1,775	0	*	*	*	*	*	*
Craig S. Cinalli	0	0	0	*	*	*	*	*	*
Walter C. Pellish	0	10,000	0	*	*	*	*	*	*
Richard J. Nick	3,312	17,771	268	*	*	*	*	1.5%
Donald G. Kilpatrick (13)	1,534	9,422	0	*	*	*	*	*	*
Roy D. Reeves	0	0	0	*	*	*	*	*	*
John A. Ulizio	0	10,000	0	*	*	*	*	*	*
Gary E. Bockrath	0	10,000	0	*	*	*	*	*	*
Arnold L. Chavkin (10)(14)	0	0	0	*	*	*	*	*	*
Ruth Dreessen	0	0	0	*	*	*	*	*	*
Timothy J. Walsh (10)(14)	0	0	0	*	*	*	*	*	*
All directors and executive officers as a group (14 persons) (10)(12)(14)	29,315	170,923	2,626	3.3%		8.6%		14.9%

*	All share percentages assume that each respective beneficial owner, and only that owner, has exercised its warrants to purchase shares of preferred stock or common stock, as the case may be, of USS Holdings, if any.
**	Less than 1%.
(1)	The address of J.P. Morgan Chase & Co. (“J.P. Morgan Chase”) and its affiliates referred to in note (9) below is 270 Park Avenue, New York, New York, New York 10017 and 1221 Avenue of the Americas, 39th Floor, New York, New York 10020, respectively. The address of Massachusetts Mutual Life Insurance Company and its affiliates is 1295 State Street, Springfield, Massachusetts 01111. The address of Mr. Kilpatrick is c/o Pillsbury Winthrop LLP, One Battery Park Plaza, New York, New York 10004. The address of each other person is c/o D. George Harris & Associates, Inc., 9 Sylvan Way, Suite 285, Parsippany, New Jersey 07059.
(2)	Notwithstanding the enumerated percentage shares of beneficial ownership of common and preferred stock, a stockholders agreement dated as of February 9, 1996, as amended (the “stockholders agreement”), among all of the stockholders of USS Holdings (the “Stockholders”) governs the Stockholders’ exercise of their voting rights with respect to election of directors and certain other material events. The parties to the stockholders agreement have agreed to vote their shares of USS Holdings to elect the Board of Directors as set forth therein. See “—The Stockholders Agreement.”
(3)	Holders of Class A common stock are entitled to one vote with respect to all matters to be voted on by USS Holdings’ Stockholders for each share of Class A common stock held, subject to the stockholders agreement.
(4)	Holders of Class B common stock, except as otherwise required by law, have no voting rights. The Class B common stock will automatically be converted into shares of Class A common stock on a one-for-one basis at the time of a trigger event or an event of conversion. A “trigger event” is defined in the stockholders agreement as (i) a default under certain debt documents or a failure to achieve a designated level of EBITDA (as defined in the stockholders agreement), (ii) after February 9, 2000, the passage of 180 days after JPMP (23A SBIC) (as defined in note (9)) has exercised its right to demand a sale of USS Holdings and the failure of the principals of D. George Harris & Associates, LLC (“DGHA”) to sell USS Holdings or purchase the shares of the Institutional Stockholders (as defined below) or (iii) both D. George Harris and Anthony J. Petrocelli no longer serving on the USS Holdings’ Board of Directors due to death, disability or resignation. An “event of conversion” is defined in the stockholders agreement as (i) the consummation of an initial public offering resulting in net proceeds to USS Holdings and/or any selling stockholders of not less than $30 million or (ii) the conversion of more than 50% of the Series B preferred stock originally issued. Holders (other than Mass Mutual (as defined in note (11))) of at least 50% of the then outstanding common stock purchase warrants and shares issued or issuable under the stockholders agreement, and Mass Mutual, if it holds at least 50% of the then outstanding common stock purchase warrants and shares issued or issuable under the stockholders agreement upon the exercise of the warrants then outstanding and held by Mass Mutual, have the right to require USS Holdings to purchase their warrants to purchase Class B common stock and shares issued thereunder held by JPMP (23A SBIC), Mass Mutual and certain DGHA principals at any time after October 1, 2004 and prior to a sale, public offering of common stock or liquidation of USS Holdings. Upon the exercise of those put rights, if USS Holdings cannot obtain the consents from third parties necessary to purchase those shares after using reasonable efforts, USS Holdings will be released from its obligation to purchase the warrants. At any time after October 1, 2005, USS Holdings has the right to purchase all (but not less than all) of the warrants to purchase shares of Class B common stock held by JPMP (23A SBIC), Mass Mutual and certain DGHA principals.
(5)	Holders of Class C common stock are entitled to one vote with respect to all matters to be voted on by USS Holdings’ stockholders for each share of Class C common stock held, subject to the stockholders agreement. Those shares are subject to repurchase by USS Holdings in certain circumstances upon the occurrence of certain liquidity events, including the sale of all or substantially all of the assets of USS Holdings and its subsidiaries, a merger of USS Holdings or any subsidiary and a sale of USS Holdings and upon the occurrence of certain termination events, including death, disability, retirement or termination of employment. The total number of shares of Class C common stock issuable under the warrants will be reduced by the number of shares of Class C common stock which did not vest and/or which are repurchased in accordance with the terms of the restricted stock purchase agreements pursuant to which the shares of Class C common stock are issued. Holders (other than Mass Mutual (as defined in note (11))) of at least 50% of the then outstanding common stock purchase warrants and shares issued or issuable under the stockholders agreement, and Mass Mutual, if it holds at least 50% of the then outstanding common stock purchase warrants and shares issued or issuable under the stockholders agreement upon the exercise of the warrants then outstanding and held by Mass Mutual, have the right to require USS Holdings to purchase their warrants to purchase shares of common stock and shares issued thereunder held by JPMP (23A SBIC) (as defined in note (9)), Mass Mutual and certain DGHA principals at any time after October 1, 2004 and prior to a sale, public offering of common stock or liquidation of USS Holdings. Upon the exercise of those put rights, if USS Holdings cannot obtain the consents from third parties necessary to purchase those shares after using reasonable efforts, USS Holdings will be released from its obligation to purchase the warrants. At any time after October 1, 2005, USS Holdings has the right to purchase all (but not less than all) of the warrants to purchase shares of Class C common stock held by JPMP (23A SBIC), Mass Mutual and certain DGHA principals.

(6)	Holders of Series A preferred stock, except as otherwise required by law, have no voting rights, except in the event that there is a proposal to amend the terms of the Series A preferred stock so as to affect it adversely or a proposal to authorize or issue (i) any equity or convertible debt securities or (ii) certain rights to purchase equity or convertible debt securities, in either case ranking equal or superior to the Series A preferred stock (with certain exceptions), which shall then require the consent of the holders of two-thirds of the outstanding shares of Series A preferred stock. Holders of more than 50% of the Series B preferred stock originally issued have the right to require USS Holdings to purchase all (but not less than all) of the shares of Series A preferred stock and warrants to purchase Series A preferred stock held by JPMP (SBIC) (as defined in note (9)) and Mass Mutual (as defined in note (11)) at any time after October 1, 2004 and prior to a sale, public offering of common stock or liquidation of USS Holdings. Upon the exercise of those put rights, if USS Holdings cannot obtain the consents from third parties necessary to purchase those shares and warrants after using reasonable efforts, USS Holdings will be released from its obligation to purchase the shares and warrants. At any time after October 1, 2005, USS Holdings has the right to purchase all (but not less than all) of the Series A preferred stock held by JPMP (SBIC) and Mass Mutual.
(7)	Holders of Series B preferred stock shall not, prior to the occurrence of a “trigger event” (as defined in note (4) above), have any voting rights, except as otherwise required by law and except in the event of a proposal to authorize or issue additional shares of Series B preferred stock or change the preferences, rights or powers of the Series B preferred stock so as to affect it adversely, which shall then require the consent of the holders of a majority of the outstanding shares of Series B preferred stock. After a trigger event, the holders of Series B preferred stock shall vote, together with the holders of Class A common stock, as one class, with each share of Series B preferred stock entitling its holder to that number of votes equal to the number of shares of common stock issuable upon conversion thereof (currently one share of Class B common stock for each share of Series B preferred stock (subject to adjustment)) on the date of any such vote, subject to the Stockholders Agreement. Holders of more than 50% of the Series B preferred stock originally issued have the right to require USS Holdings to purchase all (but not less than all) of the shares of Series B preferred stock and warrants to purchase Series B preferred stock held by JPMP (SBIC) (as defined in note (9)) and Mass Mutual (as defined in note (11)) at any time after October 1, 2004 and prior to a sale, public offering of common stock or liquidation of USS Holdings. Upon the exercise of those put rights, if USS Holdings cannot obtain the consents from third parties necessary to purchase those shares and warrants after using reasonable efforts, USS Holdings will be released from its obligation to purchase the shares and warrants. At any time after October 1, 2005, USS Holdings has the right to purchase all (but not less than all) of the Series B preferred stock held by JPMP (SBIC) and Mass Mutual. The Series B preferred stock will automatically be converted into an equal number of shares of Class B common stock (before a trigger event) or Class A common stock (after a trigger event) upon an event of conversion (as defined in note (4) above). Moreover, any holder of the Series B preferred stock can at any time and from time to time convert all or a portion of his Series B preferred stock into an equal number of shares of Class B common stock (before a trigger event) or Class A common stock (after a trigger event).
(8)	Holders of Series D preferred stock, except as otherwise required by law, have no voting rights, except in the event there is a proposal to amend the terms of the Series D preferred stock so as to affect it adversely or a proposal to authorize or issue (i) any equity or convertible debt securities or (ii) certain rights to purchase equity or convertible debt securities, in either case ranking equal or superior to the Series D preferred stock, which shall then require the consent of the holders of a majority of the outstanding shares of Series D preferred stock.
(9)	Includes (i) 664,146 shares of Series A preferred stock, 1,328,292 shares of Series B preferred stock, 9,232 shares of Series D preferred stock, 280,076 shares of Class B common stock, 59,993 shares of Class B common stock issuable upon exercise of common stock warrants and 8,800 shares of Class C common stock issuable upon exercise of common stock purchase warrants, in each case held by J.P. Morgan Partners (23A SBIC), LLC (“JPMP (23A SBIC)”), the managing member of which is J.P. Morgan Partners (23A SBIC Manager), Inc. (“JPMP (23A SBIC Manager)”), the sole stockholder of which is JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (“JPMC”), the sole stockholder of which is J.P. Morgan Chase and (ii) 13,889 shares of Series A preferred stock issuable upon exercise of preferred stock warrants and 27,778 shares of Series B preferred stock issuable upon exercise of preferred stock warrants, in each case held by J.P. Morgan Partners (SBIC), LLC (“JPMP (SBIC)”), the sole member of which is J.P. Morgan Partners (BHCA), L.P. (“JPMP (BHCA)”), the general partner of which is JPMP Master Fund Manager, L.P. (“JPMP MFM”), the general partner of which is JPMP Capital Corp. (“JPMP CC”), the sole stockholder of which is J.P. Morgan Chase. Each of JPMP (23A SBIC), JPMP (23A SBIC Manager), JPMC, JPMP (SBIC), JPMP (BHCA), JPMP MFM, JPMP CC and J.P. Morgan Chase may be deemed the beneficial owner of the foregoing shares. Messrs. Chavkin and Walsh are executive officers of JPMP (23A SBIC Manager), JPMP (SBIC), JPMP CC and J.P. Morgan Partners, LLC (“JPMP LLC”), which serves as investment advisor to JPMP (23A SBIC), JPMP (SBIC) and JPMP (BHCA). JPMP (23A SBIC) and JPMP (SBIC) are licensed small business investment companies (an “SBIC”) and as such are subject to certain restrictions imposed upon SBICs by the regulations established and enforced by the United States Small Business Administration. Among these restrictions are certain limitations on the extent to which an SBIC may exercise control over companies in which it invests.
(10)	Messrs. Chavkin and Walsh may be deemed the beneficial owners of the shares of common stock and preferred stock and warrants to purchase preferred and common stock referred to in note (9) above given their positions as executive officers of JPMP (23A SBIC Manager), JPMP (SBIC), JPMP CC and JPMP LLC.

(11)	Includes (i) 180,000 shares of Series A preferred stock and warrants to purchase 27,778 shares of Series A preferred stock, (ii) 360,000 shares of Series B preferred stock and warrants to purchase 55,556 shares of Series B preferred stock (iii) 2,829 shares of Series D preferred stock, (iv) 85,827 shares of Class B common stock, (v) warrants to purchase 18,384 shares of Class B common stock issuable upon exercise of common stock purchase warrants and (vi) 2,697 shares of Class C common stock issuable upon exercise of common stock purchase warrants owned by Massachusetts Mutual Life Insurance Company, Mass Mutual Participation Investors, Mass Mutual Corporate Investors and Gerlach & Co. (collectively, “Mass Mutual”).
(12)	Does not include 19,691 shares of Class A common stock, 938 shares of Series A preferred stock, 31,575 shares of Series B preferred stock, 219 shares of Series D preferred stock, 1,420 shares of Class B common stock issuable upon exercise of common stock purchase warrants and 208 shares of Class C common stock issuable upon exercise of common stock purchase warrants held in two trusts over which Mr. Harris, as co-trustee, shares voting control and investment control.
(13)	Does not include 22,075 shares of Class A common stock, 18,537 shares of Series B preferred stock, 78 shares of Series D preferred stock, 84 shares of Class B common stock issuable upon exercise of common stock purchase warrants and 12 shares of Class C common stock issuable upon exercise of common stock purchase warrants held in twelve trusts over which Messrs. Petrocelli and Kilpatrick, as co-trustees, share voting control and investment control.
(14)	Does not include the shares of common stock and preferred stock and warrants to purchase preferred and common stock referred to in note (9) above.
(15)	Does not include 750 shares of Class A Common held in two trusts over which Messrs. Nick and Petrocelli as co-trustees share voting control and investment control.

The	Stockholders Agreement

The holders of all of the capital stock of USS Holdings are party to a stockholders agreement. The stockholders agreement governs the holders’ exercise of their voting rights with respect to the election of directors and certain other material events. The parties to the agreement have agreed to vote their shares of USS Holdings to elect (i) for as long as Mr. Harris owns 50% or more of the securities of USS Holdings (subject to certain exceptions set forth in the agreement) held by him on February 9, 1996 (the date of the U.S. Silica acquisition), two directors designated by Mr. Harris, including himself, (ii) for as long as Mr. Petrocelli owns 50% or more of the securities of USS Holdings (subject to certain exceptions set forth in the agreement) held by him on February 9, 1996, one director designated by Mr. Petrocelli, and (iii) three directors designated by a majority of the institutional stockholders party to the stockholders agreement (the “Institutional Stockholders”). JPMP (23A SBIC) and JPMP (SBIC) currently hold 76.5% of the stock owned by the Institutional Stockholders. For so long as each shall be a director, Mr. Harris will always be elected as Chairman of the Board of Directors, and Mr. Petrocelli will always be elected as Vice Chairman of the Board of Directors. Upon a trigger event, a majority of the Institutional Stockholders have the right to designate two additional directors, thus enabling them to choose the majority of directors serving on the Board of Directors.

The provisions of the stockholders agreement also govern:

–	restrictions on certain actions by USS Holdings and its subsidiaries without the consent of (i) prior to the occurrence of a trigger event, a majority of the Institutional Stockholders and the DGHA Stockholders (as defined in the stockholders agreement), and (ii) after the occurrence of a trigger event, a majority of the Institutional Stockholders only; these restricted actions include, among other things, the consummation of a public offering, the issuance of certain equity securities, the merger or consolidation with or into another entity, the acquisition of another entity, certain sales of assets, the liquidation or reorganization of USS Holdings and the incurrence of certain debt;

–	stockholder rights of first refusal to purchase certain capital stock or equity securities to be issued by USS Holdings;

–	USS Holdings’ and stockholder rights of first offer to purchase certain shares of USS Holdings to be sold by stockholders;

–	USS Holdings’ and stockholder rights to purchase, and stockholder rights to sell, certain shares of USS Holdings held by stockholders in certain instances (including a person’s termination of employment);

–	rights of certain stockholders to cause all of the other stockholders to sell stock in connection with the sale of USS Holdings; and

–	rights of certain stockholders to participate in certain sales of the shares of USS Holdings by other stockholders.

Item 13.	Certain Relationships and Related Transactions

Loans to Management

In 2000, our indirect parent, USS Holdings, made loans to certain of its management stockholders to finance their purchase of shares of USS Holdings’ Class A common stock and Series D preferred stock. The loans are evidenced by promissory notes that accrue interest at 9% per annum payable quarterly, and are collateralized by the stock. During 2002, the largest aggregate amount of indebtedness under these loans for Richard J. Shearer, the President of U.S. Silica, was $83,000. As of March 1, 2003, Mr. Shearer’s outstanding loan was $77,000.

Relationship with J.P. Morgan Chase & Co.

JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (“JPMC”), an affiliate of J.P. Morgan Securities Inc., formerly known as Chase Securities Inc. (“JPMSI”), is a lender under our senior secured credit agreement. From time to time, JPMSI acts as a principal or agent in connection with offers and sales of our senior subordinated notes in market-making transactions. Both JPMSI and JPMC are affiliates of JPMP LLC, which serves as investment advisor to JPMP (23A SBIC) and JPMP (SBIC). Certain affiliates of J.P. Morgan Chase own a majority of the outstanding preferred stock of USS Holdings and thus have the right under the stockholders agreement to appoint three directors of USS Holdings. Arnold L. Chavkin, one of our directors, is also an executive partner at JPMP LLC. Timothy J. Walsh, one of our directors, is also a partner at JPMP LLC. Messrs. Chavkin and Walsh are also executive officers of the managing member of JPMP (23A SBIC) and executive officers of JPMP (SBIC).

Management Services Agreement

Pursuant to an agreement among USS Holdings, BMAC Holdings, D. George Harris & Associates, LLC (“DGHA”) and us, DGHA (the principals of which are stockholders of USS Holdings) provides management advisory services to us from time to time. In consideration of these management services, we have agreed to pay an annual management fee of $500,000 to DGHA.

The agreement also provides that, at DGHA’s request, we are obligated to provide DGHA with one or more interest-free loans not exceeding an aggregate of $0.5 million in any calendar year and not to exceed $3.0 million in total. As of December 31, 2002, a loan of $1.4 million was currently outstanding. This loan is guaranteed by D. George Harris, Anthony J. Petrocelli, Richard J. Donahue, Donald G. Kilpatrick and Richard J. Nick. Finally, pursuant to the agreement, the other companies party to the agreement will reimburse DGHA for all reasonable out-of-pocket travel and entertainment expenses incurred in rendering their management services to us. The agreement terminated on December 31, 2002, but, pursuant to its terms, was automatically extended and will continue in full force and effect unless terminated (i) by USS Holdings or DGHA upon nine months’ prior written notice, (ii) upon certain events of sale, merger, change of stock ownership or appointment of additional directors or (iii) at the option of USS Holdings if neither Messrs. Harris or Petrocelli is actively involved in the management of DGHA.

We paid approximately $500,000 in management fees to DGHA for the year ended December 31, 2002 under this agreement.

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

Item 14.	Controls and Procedures

Based on their evaluation, as of a date within 90 days of the filing of this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934) are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statements Filed as Part of This Annual Report on Form 10-K

(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts and Reserves

Better Minerals & Aggregates Company

For the Years Ended December 31, 2002, 2001, and 2000

(in thousands of dollars)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Resulting from Acquisitions	Accounts		Balance at End of Period
				Written Off	Recovered

Allowance for Doubtful Accounts
2002	$1,824	$1,135	$—	$(1,311)	$1	$1,629
2001	$1,327	$780	$—	$(284)	$1	$1,824
2000	$1,278	$638	$—	$(624)	$35	$1,327

	Balance at Beginning of Period	Charged to Costs and Expenses			Utilized	Balance at End of Period

Income Tax Valuation Allowance	$—	$7,500			$—	$7,500

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

The list of exhibits on the accompanying Index to Exhibits is hereby incorporated by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit is indicated by an asterisk.

(b)	Reports on Form 8-K.

We did not file any reports on Form 8-K during the last quarter of the period covered by this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of April, 2003.

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

Dated: April 17, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/S/ ROY D. REEVES	President and Chief Executive Officer (Principal Executive Officer); Director	April 17, 2003
Roy D. Reeves

/S/ GARY E. BOCKRATH Gary E. Bockrath	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 17, 2003

/S/ D. GEORGE HARRIS	Director	April 17, 2003
D. George Harris

/S/ ANTHONY J. PETROCELLI	Director	April 17, 2003
Anthony J. Petrocelli

/S/ RICHARD J. DONAHUE	Director	April 17, 2003
Richard J. Donahue

/S/ ARNOLD L. CHAVKIN	Director	April 17, 2003
Arnold L. Chavkin

/S/ RUTH DREESSEN	Director	April 17, 2003
Ruth Dreessen

/S/ TIMOTHY J. WALSH	Director	April 17, 2003
Timothy J. Walsh

/S/ RICHARD E. GOODELL	Director	April 17, 2003
Richard E. Goodell

CERTIFICATION

I, Roy D. Reeves, certify that:

1.    I have reviewed this annual report on Form 10-K of Better Minerals & Aggregates Company;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 17, 2003

By:	/S/ ROY D. REEVES
	Name:	Roy D. Reeves
	Title:	President and Chief Executive Officer

CERTIFICATION

I, Gary E. Bockrath, certify that:

1.    I have reviewed this annual report on Form 10-K of Better Minerals & Aggregates Company;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 17, 2003

By:	/S/ GARY E. BOCKRATH
	Name:	Gary E. Bockrath
	Title:	Vice President and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT

2.1**

Purchase Agreement dated as of April 10, 2003 among Better Minerals & Aggregates Company, as Seller, Hanson BMC Acquisition Co., as Purchaser, U.S. Silica Company, solely for the purposes of Article 14 of the Purchase Agreement, and Hanson Building Materials America, Inc., solely for the purposes of Article 15 of the Purchase Agreement (in accordance with Securities and Exchange Commission rules, this agreement omits the schedules thereto, which Better Minerals & Aggregates Company agrees to furnish supplementally to the Commission upon request).

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

4.1

Indenture, dated as of October 1, 1999, among Better Minerals & Aggregates Company, the subsidiary guarantors named therein and The Bank of New York, as trustee (including the forms of Better Minerals & Aggregates Company’s 13% Senior Subordinated Notes due 2009 attached thereto as exhibits) (incorporated by reference to Exhibit 4.1 of the Better Minerals & Aggregates Company Registration Statement on Form S-4, Registration No. 333-32518, filed on March 15, 2000).

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

10.4.4

Amendment No. 4 to the Credit Agreement, dated as of January 31, 2002, among BMAC Holdings, Inc., Better Minerals & Aggregates Company, the banks, financial institutions and other institutional lenders parties to the Credit Agreement dated as of September 30, 1999, and Banque Nationale de Paris (incorporated by reference to Exhibit 10.4.4 of the Better Minerals & Aggregates Company Annual Report on Form 10-K filed on March 29, 2002).

10.4.5

Amendment No. 5 to the Credit Agreement, dated as of November 8, 2002, among BMAC Holdings, Inc., Better Minerals & Aggregates Company, the banks, financial institutions and other institutional lenders parties to the Credit Agreement dated as of September 30, 1999, and Banque Nationale de Paris (incorporated by reference to the exhibit listed under Item 6 of the Better Minerals & Aggregates Company Quarterly Report on Form 10-Q filed on November 13, 2002).

10.4.6**

Amendment No. 6 and Waiver to the Credit Agreement, dated as of March 12, 2003, among BMAC Holdings, Inc., Better Minerals & Aggregates Company, the banks, financial institutions and other institutional lenders parties to the Credit Agreement dated as of September 30, 1999, and BNP Paribas.

10.4.7**

Amendment No. 7 and Waiver to the Credit Agreement, dated as of April 11, 2003, among BMAC Holdings, Inc., Better Minerals & Aggregates Company, the banks, financial institutions and other institutional lenders parties to the Credit Agreement dated as of September 30, 1999, and BNP Paribas.

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

10.16*

Amendment Number One to Employment, Consulting and Non-Competition Agreement, dated February 26, 2002, between USS Holdings, BMAC Services Co., Inc., BMAC Holdings, Inc., U.S. Silica Company and Better Minerals & Aggregates Company and Richard Goodell (incorporated by reference to Exhibit 10.16 of the Better Minerals & Aggregates Company Annual Report on Form 10-K filed on March 20, 2002)

12.1**	Statement regarding ratio of earnings to fixed charges.

21.1**	Subsidiaries of Better Minerals & Aggregates Company.

99.1**	Statement of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.2**	Statement of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

* Management contract or compensatory plan or arrangement
** Filed herewith