Form 10-K/A
period 2002-12-31
BETTER MINERALS & AGGREGATES CO
filed 2003-04-21
CIK 1108673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-K/A is being filed for the sole purpose of correcting typographical errors in Item 8. We have included Item 8, as amended, in this Form 10-K/A in its entirety. No other modifications or changes have been made to the Form 10-K as originally filed or the exhibits filed therewith.

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

Better Minerals & Aggregates Company

Consolidated Statements of Operations

(Dollars in thousands)

	Years Ended December 31,
	2002	2001	2000

Sales	$300,495	$307,947	$299,335
Cost of goods sold	232,591	229,193	222,754
Depreciation, depletion and amortization	30,013	32,670	35,895
Selling, general and administrative (Notes 8 and 12)	46,419	23,905	26,541
Asset impairment (Note 16)	107,882	—	—

Operating income (loss)	(116,410)	22,179	14,145

Interest expense	32,089	35,625	36,359
Other income, net, including interest income	(1,673)	(1,103)	(1,575)

Loss before income taxes	(146,826)	(12,343)	(20,639)

Benefit for income taxes	(56,846)	(8,299)	(11,091)

Net loss before cumulative effect of change in accounting for goodwill	(89,980)	(4,044)	(9,548)
Cumulative effect of change in accounting for goodwill (less applicable income tax benefit of $6,115) (Note 2k)	8,623	—	—

Net loss	$(98,603)	$(4,044)	$(9,548)

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

The Company completed its assessment of goodwill during its second quarter, which resulted in goodwill impairment of $8.6 million, net of income taxes of $6.1 million, and represents the elimination of the entire amount of goodwill previously reported on the balance sheet. In accordance with FAS 142, this amount has been recorded as a cumulative effect of accounting change as of the beginning of the current fiscal year. The Company has performed its assessment of goodwill and other intangible assets by comparing the fair value of the aggregates segment, which has been determined to be the only reporting unit that had goodwill, to its net book value in accordance with the provisions of FAS 142. The Company has estimated the fair value of the reporting unit based upon a combination of several valuation methods including residual income, replacement cost and market approaches, giving appropriate weighting to such methods in arriving at an estimate of fair value. The Company’s equity is not subject to market quotations.

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

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

The effect of goodwill amortization on net loss was as follows (in thousands):

	For the twelve months ended December 31,
	2002	2001

Reported net income	$(98,603)	$(4,044)
Add back: Goodwill amortization	—	676

Adjusted net income (loss)	$(98,603)	$(3,368)

l.	Income Taxes

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

		December 31, 2002					December 31, 2001
	Maturity Date	Contract/ Notional Amount			Carrying Amount	Fair Value	Contract/ Notional Amount		Carrying Amount	Fair Value
	(In thousands)

Derivatives Interest rate swap	2004	$30,000	(1)		$(1,674)	$(1,674)	$30,000	(1)	$(798)	$(798)
Interest rate cap
	2004	$25,000	(2)		$4	$4	$25,000	(2)	$149	$149
	2005	$16,000	(2)		$13	$13	—		—	—
Natural gas rate swap agreements	2003	120,000		MMBTU	$120	$120	—		—	—

(1)	Agreement effectively exchanges the LIBOR floating interest rate for a fixed interest rate of 5.74%.
(2)	Agreement limits the LIBOR floating interest rate to 6.5%.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of April, 2003.

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
Richard E. Goodell

CERTIFICATION

I, Roy D. Reeves, certify that:

1.    I have reviewed this annual report on Form 10-K/A of Better Minerals & Aggregates Company;

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

Date: April 21, 2003

By:	/S/ ROY D. REEVES
	Name:	Roy D. Reeves
	Title:	President and Chief Executive Officer

CERTIFICATION

I, Gary E. Bockrath, certify that:

1.    I have reviewed this annual report on Form 10-K/A of Better Minerals & Aggregates Company;

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

Date: April 21, 2003

By:	/S/ GARY E. BOCKRATH
	Name:	Gary E. Bockrath
	Title:	Vice President and Chief Financial Officer