Form 10-Q
period 2003-03-31
BETTER MINERALS & AGGREGATES CO
filed 2003-05-15
CIK 1108673

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

(Mark One)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

                                       or

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

         Class                             Outstanding as of April 30, 2003
         -----                             --------------------------------
         Common Stock                      100 shares

                      Better Minerals & Aggregates Company
                                 Form 10-Q Index


                                                                          Page
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2003
(unaudited) and December 31, 2002........................................    1
Condensed Consolidated Statements of Operations for the
three months ended March 31, 2003 and March 31, 2002 (unaudited).........    3
Condensed Consolidated Statements of Stockholder's Equity for the
three months ended March 31, 2003 and March 31, 2002 (unaudited).........    4
Condensed Consolidated Statements of Cash Flows for the three months
ended March 31, 2003 and March 31, 2002 (unaudited)......................    5
Notes to Condensed Consolidated Financial Statements.....................    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................   11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......   18

Item 4.  Controls and Procedures.........................................   18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................   18

Item 6.  Exhibits and Reports on Form 8-K................................   19



Signatures

Certifications

Exhibits

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)



                                                                         March 31,    December 31,
                                                                           2003           2002
                                                                           ----           ----
                                                                        (Unaudited)
Assets
Current:
     Cash and cash equivalents                                           $   1,873    $   1,330
     Accounts receivable:
      Trade, less allowance for doubtful accounts of $1,607 and $1,629      39,142       43,398
      Other                                                                  6,086        5,988
     Inventories                                                            32,359       31,882
     Prepaid expenses and other current assets                               5,836        5,061
     Deferred income taxes                                                   5,215        5,215
     Income tax deposits                                                      --            338
                                                                         ---------    ---------
        Total current assets                                                90,511       93,212

Property, plant and equipment:
     Mining property                                                       151,358      158,072
     Mine development                                                        7,245        5,772
     Asset retirement cost                                                   5,905         --
     Land                                                                   26,986       27,011
     Land improvements                                                       6,624        6,125
     Buildings                                                              36,627       36,627
     Machinery and equipment                                               179,774      178,974
     Furniture and fixtures                                                  2,205        1,722
     Construction-in-progress                                                8,352        8,667
                                                                           425,076      422,970
                                                                         ---------    ---------
     Accumulated depletion, depreciation and amortization                 (154,075)    (147,794)
                                                                         ---------    ---------
      Property, plant and equipment, net                                   271,001      275,176

Other noncurrent:
     Goodwill and non compete agreements, net                                   20           21
     Debt issuance costs                                                     9,869        9,518
     Insurance for third-party product liability claims                     45,574       40,864
     Other noncurrent assets                                                 6,440        7,083
                                                                         ---------    ---------
        Total other noncurrent                                              61,903       57,486
                                                                         ---------    ---------

        Total assets                                                     $ 423,415    $ 425,874
                                                                         =========    =========

        The accompanying notes are an integral part of these statements.


              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                           March 31,    December 31,
                                                                             2003           2002
                                                                             ----           ----
                                                                          (Unaudited)
Liabilities

Current:
     Book overdraft                                                        $   3,196    $   4,632
     Accounts payable                                                         15,269       12,985
     Accrued liabilities                                                      12,888       12,455
     Due to parent                                                             2,351        2,346
     Accrued interest                                                          2,393        7,381
     Current portion of capital leases                                         1,049        1,033
     Current portion of long-term debt                                        13,169       11,085
     Income taxes payable                                                        463         --
                                                                           ---------    ---------
              Total current liabilities                                       50,778       51,917

Noncurrent liabilities:
     Deferred income taxes                                                    25,561       29,172
     Obligations under capital lease                                           2,136        2,405
     Long-term debt, net of current portion                                  294,802      283,837
     Third-party products liability claims                                    73,434       69,209
     Other noncurrent liabilities                                             42,564       43,783
                                                                           ---------    ---------
              Total noncurrent liabilities                                   438,497      428,406

Commitments and contingencies

Stockholder's Equity

Common stock, par value $.01, authorized 5,000 shares, issued 100 shares        --           --
Additional paid-in capital                                                    81,377       81,377
Loan to related party                                                         (1,362)      (1,360)
Retained deficit                                                            (140,621)    (129,207)
Accumulated other comprehensive (loss)                                        (5,254)      (5,259)
                                                                           ---------    ---------
              Total stockholder's equity                                     (65,860)     (54,449)
                                                                           ---------    ---------
              Total liabilities and stockholder's equity                   $ 423,415    $ 425,874
                                                                           =========    =========



        The accompanying notes are an integral part of these statements.


              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                        For the Three Months Ended
                                                                                 March 31,
                                                                            2003           2002
                                                                            ----           ----
                                                                         (Unaudited)

Net sales                                                                  $ 55,034    $ 56,134
Cost of goods sold                                                           50,130      48,228
Depreciation, depletion and amortization                                      6,452       6,643
Selling, general and administrative                                           5,232       6,104
                                                                           --------    --------
     Operating loss                                                          (6,780)     (4,841)

Interest expense                                                              8,079       8,264
Other income net, including interest income                                    (230)       (420)
                                                                           --------    --------
     Loss before income taxes                                               (14,629)    (12,685)

Benefit for income taxes                                                     (2,880)     (3,782)
                                                                           --------    --------
     Net loss before cumulative effect of change in accounting principle   $(11,749)   $ (8,903)
                                                                           ========    ========

Cumulative effect of change in accounting principle (less applicable           (335)      8,621
  taxes of $191 and $6,117) (Note 4 )
                                                                           --------    --------
     Net loss                                                              $(11,414)   $(17,524)
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


              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                       Accumulated Other
                                                                                       Comprehensive Loss
                                                    Additional              Loans to  Unrealized    Minimum               Total
                                          Common     Paid-In     Retained   Related    Loss on      Pension            Stockholder's
                                           Stock     Capital     Deficit     Party    Derivatives  Liability    Total     Equity
                                          --------  --------    --------    --------  ----------- ---------    -------   --------

Balance December 31, 2001                 $         $ 81,377    $(30,604)   $ (1,434)   $   (499)  $     (14)  $   (513) $ 48,826

Comprehensive income, net of income taxes:
   Net loss                                                      (17,524)                                                 (17,524)
   Unrealized holding gain on derivatives                                                    196                    196       196
                                                                                                                         --------
      Total comprehensive loss                                                                                            (17,328)
Loans to related party                                                            54                                           54
                                          --------  --------    --------    --------    --------    --------   --------  --------
Balance March 31, 2002                    $   --    $ 81,377    $(48,128)   $ (1,380)   $   (303)   $    (14)  $   (317)   31,552
                                          ========  ========    ========    ========    ========    ========   ========  ========


Balance December 31, 2002                 $         $ 81,377   $(129,207)   $ (1,360)   $ (1,095)    $(4,164)  $ (5,259) $(54,449)

Comprehensive income, net of income taxes:
   Net loss                                                      (11,414)                                                 (11,414)
   Unrealized holding gain on derivatives                                                      5                      5         5
                                                                                                                         --------
      Total comprehensive loss                                                                                            (11,409)
Loans to related party                                                            (2)                                          (2)
                                          --------  --------   ---------    --------    --------    --------   --------  --------
Balance March 31, 2003                    $   --    $ 81,377   $(140,621)   $ (1,362)   $ (1,090)    $(4,164)  $ (5,254) $ 65,860)
                                          ========  ========   =========    ========    ========    ========   ========  ========


        The accompanying notes are an integral part of these statements.


              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                                       2003       2002
                                                                                       ----       ----
                                                                                    (Unaudited)

Cash flows from operating activities:
   Net loss                                                                          $(11,414)   $(17,524)
   Adjustments to reconcile net (loss) to cash flows from operations:
      Depreciation, depletion and amortization                                          6,378       6,554
      Debt issuance amortization                                                          453         449
      Deferred income taxes                                                            (3,611)     (5,765)
      Disposal of property, plant and equipment (gain) loss                                98          18
      Third-party products liability claims                                              (486)       --
      Cumulative effect of change in accounting principle                                (526)     14,738
      Other                                                                               670        (495)
      Changes in assets and liabilities, net of the effects from disposed company:
            Trade receivables                                                           4,256       5,826
            Non-trade receivables                                                         (98)        160
            Payable to parent                                                               5        (109)
            Inventories                                                                  (478)     (1,005)
            Prepaid expenses and other current assets                                    (776)       (295)
            Accounts payable and accrued liabilities                                    2,717        (346)
            Accrued interest                                                           (4,988)     (4,977)
            Income taxes                                                                  801      (4,120)
                                                                                     --------    --------
                  Net cash used for operating activities                               (6,999)     (6,891)

Cash flows from investing activities:
      Capital expenditures                                                             (3,326)     (2,358)
      Proceeds from sale of property, plant and equipment                                 314         156
      Loans to related party                                                               (2)         54
                                                                                     --------    --------
                  Net cash used for investing activities                               (3,014)     (2,148)

Cash flows from financing activities:
      Decrease in book overdraft                                                       (1,436)     (2,708)
      Issuance of long-term debt                                                       15,014        --
      Repayment of long-term debt                                                      (2,965)     (2,759)
      Net revolver credit agreement facility                                            1,000      12,750
      Financing fees                                                                     (804)       --
      Principal payments on capital lease obligations                                    (253)       (195)
                                                                                     --------    --------
                  Net cash provided by financing activities                            10,556       7,088

                  Net increase (decrease) in cash                                         543      (1,951)

Cash and cash equivalents, beginning of period                                          1,330       2,493
Cash and cash equivalents, ending of period                                          $  1,873    $    542

Schedule of noncash financing activities:
Assets acquired by entering into capital lease obligations                           $   --           332

        The accompanying notes are an integral part of these statements.

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.  Accounting Policies

The unaudited interim condensed consolidated financial statements of Better Minerals & Aggregates Company (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of the reported interim periods. The statements should be read in conjunction with the summary accounting policies and notes to the audited financial statements of the Company included in the Company's 2002 Annual Report on Form 10-K for the year ended December 31, 2002 (the "Form 10-K").

Operating results are not necessarily indicative of the results to be expected for the full year or any other interim period, due to the seasonal, weather-related conditions in certain aspects of the Company's business.

2.  Inventories

At March 31, 2003 and December 31, 2002, inventory consisted of the following:

                                                        March 31,   December 31,
  (In thousands)                                           2003         2002
                                                           ----         ----
  Supplies (net of $123 and $183 obsolescence reserve)  $ 12,112    $ 11,998
  Raw materials and work in process                        6,375       6,051
  Finished goods                                          13,872      13,833
                                                        --------    --------
                                                        $ 32,359    $ 31,882
                                                        ========    ========

3.  Segment Information

The Company operates in the industrial minerals and aggregates business segments which are more fully described in the Form 10-K. On October 1, 2002, as part of a change in management reporting responsibilities, certain New Jersey operating assets of the Company's aggregates business unit were transferred to the Company's industrial minerals business unit. Net sales from the transferred assets are made both directly to customers and to the Company's aggregates subsidiary. Intersegment sales are recorded at amounts which approximate sales to third party distributors. Prior year segment reporting has been restated to include the transferred assets as a part of the Company's industrial minerals business unit. Reportable segment information for the three months ended March 31, 2003 and 2002 was as follows:

                                                     Three Months Ended
                                                         March 31,
                                                         ---------
(In thousands)                                       2003           2002
                                                     ----           ----
Net sales:
     Aggregates                                     $ 11,401    $ 13,477
     Industrial Minerals                              43,926      42,978
     Eliminations                                       (293)       (321)
                                                    --------    --------
            Total net sales                         $ 55,034    $ 56,134
                                                    ========    ========
Operating company income (loss):
     Aggregates                                     $ (8,532)   $ (6,469)
     Industrial Minerals                               2,124       1,781
                                                    --------    --------
            Total operating company
                      income (loss)                 $ (6,408)   $ (4,688)
     General corporate (expense) income                 (372)       (153)
                                                    --------    --------
            Total operating income (loss)           $ (6,780)   $ (4,841)
                                                    ========    ========
Depreciation, depletion and amortization expense:
     Aggregates                                     $  2,295    $  2,771
     Industrial Minerals                               4,115       3,829

     Corporate                                            42          43
                                                    --------    --------
            Total depreciation, depletion, and
                    amortization expense            $  6,452    $  6,643
                                                    ========    ========
Capital expenditures:
     Aggregates                                     $  3,074    $  1,669
     Industrial Minerals                                 252         689
                                                    --------    --------
            Total capital expenditures              $  3,326    $  2,358
                                                    ========    ========

Asset segment information at March 31, 2003 and December 31, 2002 was as follows:

                                              March 31,    December 31,
(In thousands)                                   2003         2002
                                                 ----         ----
Assets:
    Aggregates                                $ 201,979    $ 191,129
    Industrial Minerals                         244,358      255,763
    Corporate                                    15,984       15,807
    Elimination of intersegment receivables     (38,906)     (36,825)
                                              ---------    ---------
         Total assets                         $ 423,415    $ 425,874
                                              =========    =========
4.  Impact of Recent Accounting Standards

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143 (FAS 143), Accounting for Asset Retirement Obligations. FAS 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets. Previously, the Company provided for this obligation as described in Note 2.j. in the Form 10-K and, as a result, recognized a $526,000 pretax gain as a cumulative effect of a change in accounting principle as of January 1, 2003. As of March 31, 2003, the Company reported a liability of $8.7 million in other noncurrent liabilities related to this obligation.

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

The adoption of FAS 142 resulted in goodwill impairment of $8.6 million, net of income taxes of $6.1 million, and represents the elimination of the entire amount of goodwill previously reported on the balance sheet. In accordance with FAS 142, this amount has been recorded as a cumulative effect of accounting change as of the beginning of the current fiscal year. The Company has performed its assessment of goodwill and other intangible assets by comparing the fair value of the aggregates segment, which has been determined to be the only reporting unit that had goodwill, to its net book value in accordance with the provisions of FAS 142. The Company has estimated the fair value of the reporting unit based upon a combination of several valuation methods including residual income, replacement cost and market approaches, giving appropriate weighting to such methods in arriving at an estimate of fair value. The Company's equity is not subject to market quotations.

5.  Contingencies

The Company's subsidiary, U.S. Silica Company, was named as a defendant in an estimated 13,360 new product liability claims filed between January 1, 2003 and April 30, 2003, as compared to 1,039 claims filed between January 1, 2002 and April 30, 2002. During these two comparable periods, new claims filed by state were, for 2003, 11,866 claims in Mississippi, 680 claims in Louisiana, 669 claims in Texas, 78 claims in Ohio, and 67 claims in Pennsylvania. In the same period in 2002, claims by state were 147 in Mississippi, 4 in Louisiana, 842 in Texas, 3 in Ohio, 28 in Pennsylvania and 15 in other states. U.S. Silica was named as a defendant in 5,100 similar claims in 2002, with 3,100 of these claims filed in November and December, 2002. Total open claims as of April 30, 2003 were an estimated 20,176, as compared to an estimated 7,141 open claims as of December 31, 2002. Almost all of the claims pending against U.S. Silica arise out of the alleged use of U.S. Silica products in foundries or as an abrasive blast media and have been filed against it and numerous other defendants.

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

ITT Industries, Inc., successor to a former owner of U.S. Silica, has agreed to indemnify U.S. Silica for third party silicosis claims (including litigation expenses) filed against it prior to September 12, 2005 alleging exposure to U.S. Silica products for the period prior to September 12, 1985, to the extent of the alleged exposure prior to that date. This indemnity is subject to an annual deductible of $275,000, which is cumulative and subject to carry-forward adjustments. The Company fully accrued this deductible on a present value basis when it acquired U.S. Silica. As of December 31, 2002 and 2001, this accrual amounted to $1.9 million and $1.8 million, respectively. Pennsylvania Glass Sand Corporation, predecessor to U.S. Silica, was a named insured on insurance policies issued to ITT Industries for the period April 1, 1974 to September 12, 1985 and to U.S. Borax (another former owner) for the period September 12, 1985 to December 31, 1985. To date, U.S. Silica has not sought coverage under these policies. However, as a named insured, it believes that coverage under these policies will be available to it. Ottawa Silica Company (a predecessor that merged into U.S. Silica in 1987) had insurance coverage on an occurrence basis prior to July 1, 1985.

It is likely that U.S. Silica will continue to have silica-related product liability claims filed against it, including claims that allege silica exposure for periods after January 1, 1986. The Company cannot guarantee that the current indemnity agreement with ITT Industries (which currently expires in 2005 and in any event only covers alleged exposure to certain U.S. Silica products for the period prior to September 12, 1985), or potential insurance coverage (which, in any event, only covers periods prior to January 1, 1986) will be adequate to cover any amount for which U.S. Silica may be found liable in such suits. Any such claims or inadequacies of the ITT Industries indemnity or insurance coverage could have a material adverse effect in future periods on the Company's consolidated financial position, results of operations or cash flows, if such developments occur.

In the past, U.S. Silica recorded amounts for product liability claims based on estimates of its portion of the cost to be incurred for all pending product liability claims and estimates based on the value of an incurred but not reported liability for unknown claims for exposures that occurred before 1976, when it began warning its customers and their employees of the health effects of crystalline silica. Estimated amounts recorded were net of any expected recoveries from insurance policies or the ITT Industries indemnity. The amounts recorded for product liability claims were estimates, which were reviewed periodically by management and legal counsel and adjusted to reflect additional information when available. As the rate of claims filed against the company and others in the industry increased in 2002, U.S. Silica determined it was no longer sufficient for management to solely estimate the product liability claims that might be filed against the company, and it retained the services of an independent actuary to estimate the number and costs of unresolved current and future silica related product liability claims that might be asserted against it.

The actuary relied on generally accepted actuarial methodologies and on information provided by U.S. Silica, including the history of reported claims, insurance coverages and indemnity protections available to it from third parties, the quantity of sand sold by market and by year through December 31, 2002, recent court rulings addressing the liability of sellers of silica sand, and other reports, articles and records publicly available that discuss silica related health risks, to estimate a range of the number and severity of claims that could be filed against the company over the next 50 years, the period found by the actuary to be reasonably estimable. The variables used to determine the estimate were further analyzed and multiple iterations were modeled by the actuary to calculate a range of expected outcomes.

As previously discussed, U.S. Silica has available to it several forms of potential recovery to offset a portion of these costs in the form of insurance coverage and the ITT Industries indemnity. As part of the overall study, the actuary also estimated the amount recoverable from these sources, assuming that all primary and excess insurance coverage and the ITT indemnity is valid and fully collectible and also based on the timing of current and new claims filed, the alleged exposure periods and the portion of the exposure that would fall within an insured or indemnified exposure period.

Following the adverse developments during 2002, especially in the fourth quarter, and based on the study performed by the actuary, U.S. Silica recorded a pre-tax charge related to silica claims of $23.7 million in 2002 for the estimated undiscounted gross costs, including defense costs, after consideration of recoveries under the ITT indemnity and insurance, that it expects to incur over the next 50 years through the end of 2052. This resulted in a long term liability of $69.2 million related to third party product liability claims and a non-current asset of $40.9 million for probable insurance and indemnity recoveries at December 31, 2002. The pre-tax charge in 2001 for silica claims was $2.1 million and the net liability recorded at December 31, 2001 was $4.6 million.

No additional charges to income were recorded in the three month period ended March 31, 2003. However, due to the uncertainty of the outcome of the petition for review filed with the Texas Supreme Court in the Tompkins case (see Part II, Item 1, Legal Proceedings in this Quarterly Report on Form 10-Q), U.S. Silica has increased the amount of both the long term liability for third party product liability claims and the non-current asset for probable insurance and indemnity recoveries each by $6.0 million. In addition, it paid $1.8 million in defense and settlement costs in the quarter, and invoiced ITT Industries $1.3 million under the terms of the indemnity agreement with them resulting in retained losses to U.S. Silica of $0.5 million in the three months ended March 31, 2003.

The balance in the long term liability for third party product liability claims was $73.4 million at March 31, 2003 and non-current asset for probable insurance and indemnity recoveries was $45.6 million as of that date.

On an annual basis, the actuary has calculated that U.S. Silica's cash portion of the retained losses (reflecting any insurance coverage and indemnity payments) over the next 15 years would average $1.4 million per year, ranging from $0.7 million to $2.0 million in any year. On average, U.S. Silica has incurred approximately $1.0 million per year in retained losses over the past two years.

The process of estimating and recording amounts for product liability claims is imprecise and based on a variety of assumptions, some of which, while reasonable at the time, may prove to be inaccurate. The actuary's report is based to a large extent on the assumption that U.S. Silica's past experience is predictive of future experience. Unanticipated changes in factors such as judicial decisions, future legal judgments against U.S. Silica, legislative actions, claims consciousness, claims management, claims settlement practices and economic conditions make these estimates subject to a greater than normal degree of uncertainty that could cause the silica-related liabilities and insurance or indemnity recoveries to be greater or less than those projected and recorded.

Given the inherent uncertainty in making future projections, U.S. Silica plans to have these projections periodically updated based on its actual claims experience and other relevant factors such as changes in the judicial system and legislative actions.

The exposure of persons to silica and the accompanying health risks have been, and will continue to be, a significant issue confronting the industrial minerals industry and the industrial minerals segment. Concerns over silicosis and other potential adverse health effects, as well as concerns regarding potential liability arising from the use of silica, may have the effect of discouraging U.S. Silica's customers' use of our silica products. The actual or perceived health risks of mining, processing and handling silica could materially and adversely affect silica producers, including U.S. Silica, through reduced use of silica products, the threat of product liability or employee lawsuits, increased levels of scrutiny by federal and state regulatory authorities of U.S. Silica and its customers or reduced financing sources available to the silica industry.

6.  Senior Subordinated Notes Subsidiary Guarantees

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

7. Debt Covenants

The Company was in compliance with its debt covenants at March 31, 2003. The Company believes, based on its calendar year 2003 forecast (which for this purpose, includes the aggregates business), that it will be in compliance with the amended leverage ratio and interest coverage ratio covenants contained in the senior secured credit agreement throughout calendar year 2003. In the event that the Company does not substantially achieve its 2003 forecast, it will be necessary to seek further amendments to the senior secured credit agreement covenants. In addition, the required leverage ratio and interest coverage ratio covenants contained in the senior secured credit agreement are substantially more restrictive as of March 31, 2004 than the amended 2003 covenants and it is probable that the Company will need to seek amendments or waivers to avoid violating these covenants at that time. While the Company obtained amendments and waivers under this agreement in the past, there can be no assurance that future amendments or waivers will be granted or that such amendments or waivers, if granted, would be on terms satisfactory to the Company.

In the event that the Company is not in compliance with the leverage ratio and interest ratio covenants contained in the senior secured credit agreement and it does not obtain a waiver or amendment under the agreement, it would be in default under the agreement and the lenders could declare all of the funds borrowed under the agreement, together with accrued interest, immediately due and payable. Similarly, if the lenders take this action under the senior secured credit agreement, the Company would be in default under the indenture relating to its senior subordinated notes and, if the default is not cured within 10 days after notice thereof, the bondholders could declare the principal of and accrued interest on the notes immediately due and payable. In the event this debt becomes due and payable it is unlikely that the Company will be able to repay the amounts due and payable and it could be, therefore, required to sell assets to generate cash or the lenders under its senior secured credit agreement could foreclose on the pledged stock of the Company's subsidiaries and on the assets in which they have been granted a security interest.


8.  Income Taxes

In accordance with generally accepted accounting principles, it is the Company's practice at the end of each interim reporting period to make its best estimate of the effective tax rate expected to be applicable for the full fiscal year. Estimates are revised as additional information becomes available.

9.       Subsequent Event

On April 10, 2003, the Company entered into an agreement to sell its aggregates segment to a subsidiary of Hanson Building Materials of America, Inc. The consideration consists of $152.0 million in cash and the assumption of $2.8 million in capital lease obligations. Pursuant to the agreement, the Company would owe Hanson $2.0 million plus interest (beginning after the third year) on the fifth anniversary of the closing if certain post-closing permit and rezoning objectives specified in the agreement are not achieved during this period. The agreement also contains customary representations, warranties and indemnities. Closing on the sale is subject to customary closing conditions, including antitrust clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and completion of environmental and geological due diligence and real estate surveys at certain of the aggregates operating sites. The Company will also need to obtain the consent of its senior secured lenders in order to release any liens on the assets being sold and the release of the guarantees of the aggregates subsidiaries of the obligations under the indenture relating to the senior subordinated notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and the notes thereto and management's discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2002. Unless otherwise indicated or the context otherwise requires, all references in this quarterly report to "we," "us," "our" or similar terms refer to Better Minerals & Aggregates Company and its direct and indirect subsidiaries.

Overview

      We mine, process and market industrial minerals, principally industrial silica, in the eastern and midwestern United States. We also mine, process and market aggregates and produce and market hot mixed asphalt in certain parts of Pennsylvania and New Jersey. We are a holding company that conducts substantially all our operations through our subsidiaries. Our end use markets for our silica products include container glass, fiberglass, specialty glass, flat glass, fillers and extenders, chemicals and ceramics. We also supply our silica products to the foundry, building materials and other end use markets. Our customers use our aggregates, which consist of high quality crushed stone, construction sand and gravel, for road construction and maintenance, other infrastructure projects and residential and commercial construction and to produce hot mixed asphalt and concrete products. We also use our aggregates to produce hot mixed asphalt. We operate a network of 27 production facilities in 14 states. Our industrial minerals business (substantially all the sales of which consist of silica products) and our aggregates business accounted for 79% and 21% of our sales, respectively, for the three months ended March 31, 2003.

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

      On April 10, 2003, we entered into an agreement to sell our aggregates segment to a subsidiary of Hanson Building Materials of America, Inc. The consideration consists of $152.0 million in cash and the assumption of $2.8 million in capital lease obligations. Pursuant to the agreement, we would owe Hanson $2.0 million plus interest (beginning after the third year) on the fifth anniversary of the closing if certain post-closing permit and rezoning objectives specified in the agreement are not achieved during this period. The agreement also contains customary representations, warranties and indemnities. Closing on the sale is subject to customary closing conditions, including antitrust clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and completion of environmental and geological due diligence and real estate surveys at certain of our aggregates operating sites. We will also need to obtain the consent of our senior secured lenders in order to release any liens on the assets being sold and the release of the guarantees of our aggregates subsidiaries of the obligations under the indenture relating to our senior subordinated notes.

Critical Accounting Policies

         In our opinion, we do not have any individual accounting policy that is critical to the preparation of our financial statements. Also, in many instances, we must use an accounting policy or method because it is the only policy or method permitted under accounting principles generally accepted in the United States. However, certain accounting policies are more important to the reporting of the Company's financial position and results of operations. These policies are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2002.



Three  Months  Ended March 31, 2003  Compared  with Three Months Ended March 31,
2002

         Sales. Sales decreased $1.1 million, or 2.0%, to $55.0 million in the three months ended March 31, 2003 from $56.1 million in the three months ended March 31, 2002.

         Sales of industrial minerals increased $0.9 million, or 2.1%, to $43.9 million in the three months ended March 31, 2003 from $43.0 million in the three months ended March 31, 2002. Included in industrial minerals sales are intercompany shipments to our aggregates business unit that are then resold to customers. These intercompany shipments are eliminated in consolidation and totaled $0.3 million in both the three months ended March 31, 2003 and the three months ended March 31, 2002. The primary reason for the increase in industrial minerals sales directly to customers was increased shipments to all glass segments, and to the oil and gas extraction market segment, partially offset by declining shipments to the foundry and filler and extender segments.

         Sales of aggregates decreased $2.0 million, or 14.9%, to $11.4 million in the three months ended March 31, 2003 from $13.4 million in the three months ended March 31, 2002. The decrease in sales is primarily due to a 222,000 ton, or 19%, decrease in stone volume, resulting in decreases in both transportation and product revenue as inclement weather in our markets impacted our ability to ship product to our customers during the winter months.

         Cost of Goods Sold. Cost of goods sold increased $1.9 million, or 3.9%, to $50.1 million in the three months ended March 31, 2003 from $48.2 million in the three months ended March 31, 2002.

         Cost of goods sold for industrial minerals increased $1.5 million, or 4.5%, to $34.7 million in the three months ended March 31, 2003, from $33.2 million in the three months ended March 31, 2002. The primary reasons for the increase in cost of goods sold was the increase in product sales noted earlier, a $0.8 million increase in the price of drier fuel, and increased plant repairs and maintenance expenditures.

         Cost of goods sold for aggregates increased $0.4 million, or 2.7%, to $15.1 million in the three months ended March 31, 2003 from $14.7 million in the three months ended March 31, 2002. The increase in cost of goods sold is primarily due to $1.6 million in increased operating costs at two sites that started operations during 2002 and had only limited operating expenses in the three months ended March 31, 2002, and increased stripping costs at several quarries, partially offset by decreased costs from the reduction in stone and transportation volume noted earlier.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization decreased $0.2 million, or 3.0%, to $6.4 million in the three months ended March 31, 2003 from $6.6 million in the three months ended March 31, 2002, primarily from reduced depletion costs on reduced stone volume and the decrease in the book value of our stone reserves as a result of an asset impairment charge recorded in 2002.

        Selling,  General  and  Administrative.   Selling,  general  and
administrativeexpenses decreased $0.9 million, or 14.7%, to $5.2 million in the three months ended March 31, 2003 from $6.1 million in the three months ended March 31, 2002. The decrease in selling, general and administrative expenses was primarily due to expenses recorded for silica litigation being nil in the three months ended March 31, 2003 as compared to $0.5 million in the three months ended March 31, 2002. Effective January 1, 2003, changes in silica litigation accruals and expense will be made periodically when we update or revise the third party studies that estimate our future exposure to third party products liability litigation. See "Significant Factors Affecting Our Business - Silica Health Risks and Litigation May Have a Material Adverse Effect on Our Business" included below in this Quarterly Report on Form 10-Q.

         Operating Loss. Operating loss incurred for the three months ended March 31, 2003 was $6.8 million as compared to an operating loss of $4.8 million incurred in the three months ended March 31, 2002 as a result of the factors noted earlier.

         Interest Expense. Interest expense decreased $0.2 million, or 2.4%, to $8.1 million in the three months ended March 31, 2003 from $8.3 million in the three months ended March 31, 2002 due primarily to a reduction in interest rates, partially offset by an increase in the total amount of our debt.

         Benefit of Income Taxes. The benefit for income taxes for the three months ended March 31, 2003 has been limited to the tax benefits expected to be realizable for the full year, which resulted in an estimated effective tax rate of approximately 20%. The benefit for income taxes for the three months ended March 31, 2002 was based on an estimated annual effective tax rate of 30%.

         Net Loss Before Accounting Changes. Net loss before the cumulative effect of changes in accounting principles for asset retirement obligations increased $2.8 million to $11.7 million for the three months ended March 31, 2003, from a net loss of $8.9 million for the three months ended March 31, 2002 as a result of the factors noted earlier.

         Cumulative Effect of Change in Accounting for Asset Retirement Obligations. Under Statement of Financial Accounting Standards Number 143, Accounting for Asset Retirement Obligations, new standards were developed to account for the obligation incurred by the Company for the ultimate retirement of tangible long-lived assets. Upon adoption of this accounting standard, we recorded a $0.3 million after tax credit in the three month period ended March 31, 2003.

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

         Net Loss. Net loss for the three month period ended March 31, 2003 was $11.4 million as compared to a net loss of $17.5 million for the three month period ended March 31, 2002 primarily as a result of the factors noted earlier.

Liquidity and Capital Resources

      Our principal liquidity requirements have historically been to service our debt, meet our working capital, capital expenditure and mine development expenditure needs and finance acquisitions. We are a holding company and as such we conduct substantially all our operations through our subsidiaries. As a holding company, we are dependent upon dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations, and have historically met our liquidity and capital investment needs with internally generated funds supplemented from time to time by borrowings under our revolving credit facility. Conversely, we have funded our acquisitions through borrowings and equity investments. Our total debt as of March 31, 2003 was $308.0 million and our total stockholder's deficit as of that date was $65.9 million, giving us total debt representing approximately 127% of total capitalization. Our debt level makes us more vulnerable to economic downturns and adverse developments in our business.

         Net cash used in operating activities was $7.0 million for the three months ended March 31, 2003 compared to $6.9 million for the three months ended March 31, 2002. Cash used by operating activities increased $0.1 million in 2003 due primarily to decreased earnings, a $1.6 million decrease in accounts receivable collections, partially offset by a $3.1 million increase in accounts payable and accrued liabilities.

         Net cash used for investing activities increased $0.9 million to $3.0 million for the period ended March 31, 2003 from $2.1 million for the period ended March 31, 2002. This increase primarily resulted from a $1.0 million increase in capital expenditures, partially offset by a $0.1 million increase in proceeds from the sale of property, plant and equipment.


      Cash flow provided by financing activities was $10.6 million for the three months ended March 31, 2003 as compared to $7.1 million for the three months ended March 31, 2002. The $3.5 million increase in cash provided by financing activities relates to a $15.0 million increase in long-term debt (the tranche C term loan facility referred to below) in the three months ended March 31, 2003, which was partially offset by a decrease in the net revolver credit agreement facility of $11.8 million. The decrease in checks outstanding in excess of cash was $1.3 million less for the three months ended March 31, 2003 as compared to March 31, 2002 and was partially offset by $0.8 million of financing fees in the first three months ended March 31, 2003.

      Interest payments on our 13% senior subordinated notes due 2009 ($150 million outstanding as of March 31, 2003), which are unconditionally and irrevocably guaranteed, jointly and severally, by each of our domestic subsidiaries, debt service under our senior secured credit agreement described below, working capital, capital expenditures and mine development expenditures, incurred in the normal course of business as current deposits are depleted, represent our current significant liquidity requirements.

      Under our senior secured credit agreement, as of March 31, 2003, we had $21.5 million outstanding under the tranche A term loan facility (which matures in September 2005); $89.0 million outstanding under the tranche B term loan facility (which matures in September 2007); and $15.0 million under the second lien tranche C term loan facility which matures in September 2007. In addition, this credit agreement provides us with a $50.0 million revolving credit facility. The revolving credit facility was partially drawn for $30.8 million as of March 31, 2003, and $8.6 million was allocated for letters of credit, leaving $10.6 million available for our use. The revolving credit facility is available for general corporate purposes, including working capital and capital expenditures, but excluding acquisitions, and includes sublimits of $12.0 million and $3.0 million, respectively, for letters of credit and swingline loans. Debt under the senior secured credit agreement is collateralized by substantially all of our assets, including our real and personal property, inventory, accounts receivable and other intangibles. For a further description of our senior secured credit agreement, including interest rate provisions, certain restrictions that it imposes upon us and certain quarterly and annual financial covenants that it requires us to maintain, please see note 6 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

      Capital expenditures increased $1.0 million, to $3.3 million in the three months ended March 31, 2003 from $2.3 million in the three months ended March 31, 2002. Excluding possible acquisitions, our expected capital expenditure and mine development requirements for 2003 are $12.0 million.

      As of March 31, 2003, the total of our future contractual cash commitments, including the repayment of our debt obligations under our senior secured credit agreement and our senior subordinated notes, is summarized as follows:

Contractual Cash Obligations
(In millions)                                       Payments Due by Period
                                                    ----------------------
                                             Less than                    After
                                        Total 1 year 1-3 years 4-5 years 5 years
                                       ------ ------ --------  --------  ------
Senior Long-Term Debt (1).............$ 156.3 $ 12.6   $ 39.4  $ 104.3   $  0.0
Subordinated Long-Term Debt ..........  150.0    0.0      0.0      0.0    150.0
Capital Lease Obligations (2) ........    3.5    1.2      2.1      0.2      0.0
Operating Lease Obligations (2)(3)(4).    4.7    2.2      2.1      0.3      0.1
Other Long-Term Obligations (3)(4)....    4.7    2.1      1.8      0.6      0.2
Total Contractual Cash Obligations....$ 319.2 $ 18.1   $ 45.4  $ 105.4  $ 150.3

------------------
1) For a further description of the annual payment terms for the debt incurred under our senior secured credit agreement, please see note 6 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

2) We are obligated under certain capital and operating leases for railroad cars, mining properties, mining and processing equipment, office space, transportation and other equipment. Certain of our operating lease arrangements include options to purchase the equipment for fair market value at the end of the original lease term. Ownership of the equipment under a capital lease transfers to us at the end of the original lease term. Annual operating and capital lease commitments are presented in more detail in note 5 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

3) In March 2001, we entered into a sublease and option agreement for all rights, title and interest under leases held, and property owned, of a Pennsylvania aggregates operation known as the Jim Mountain Quarry. The original term of this agreement expires in March 2004. Included in our operating lease obligations is $0.4 million for our annual rental expense, and included in other long-term obligations is $0.8 million in annual payments covering an option to purchase the quarry and minimum annual royalty payments. For a further description of this agreement, please see note 3 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

4) In March 2002, the company entered into a lease and option agreement for all rights, title and interest under property owned of an aggregates operation located in Latrobe, Pennsylvania. The original term of this agreement expires in March 2005. Included in our operating lease obligations is $0.2 million in annual rental and operating expenses and included in other long-term obligations is $0.5 million in minimum royalties. For a further description of this agreement, please see the footnotes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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


Significant Factors Affecting Our Business

      Our Annual Report on Form 10-K for the year ended December 31, 2002 contains a description of some of the more significant factors affecting our business under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Factors Affecting Our Business". The following is an update to these significant factors.

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

      One of our subsidiaries, U.S. Silica, was named as a defendant in an estimated 13,360 new product liability claims filed between January 1, 2003 and April 30, 2003, as compared to an estimated 1,039 claims filed between January 1, 2002 and April 30, 2002. During these two comparable periods, new claims filed by state were, for 2003, 11,866 claims in Mississippi, 680 claims in Louisiana, 669 claims in Texas, 78 claims in Ohio, and 67 claims in Pennsylvania. In the same period in 2002, claims by state were 147 in Mississippi, 4 in Louisiana, 842 in Texas, 3 in Ohio, 28 in Pennsylvania and 15 in other states. U.S. Silica was named as a defendant in 5,100 similar claims in 2002, with 3,100 of these claims filed in November and December, 2002. Total open claims as of April 30, 2003 were an estimated 20,176, as compared to an estimated 7,141 open claims as of December 31, 2002. Almost all of the claims pending against U.S. Silica arise out of the alleged use of U.S. Silica products in foundries or as an abrasive blast media and have been filed against us and numerous other defendants.

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

      Following the adverse developments during 2002, especially in the fourth quarter, and based on the study performed by our actuary, we recorded a pre-tax charge related to silica claims of $23.7 million in 2002 for the estimated undiscounted gross costs, including defense costs, after consideration of recoveries under the ITT indemnity and insurance, that we expect to incur over the next 50 years through the end of 2052. This resulted in a long term liability of $69.2 million related to third party product liability claims and a non-current asset of $40.9 million for probable insurance and indemnity recoveries at December 31, 2002. The pre-tax charge in 2001 for silica claims was $2.1 million and the net liability recorded at December 31, 2001 was $4.6 million.

      No additional charges to income were recorded in the three month period ended March 31, 2003. However, due to the uncertainty of the outcome of the petition for review filed with the Texas Supreme Court in the Tompkins case (see
Part II, Item 1, Legal Proceedings in this Quarterly Report on Form 10-Q), we have increased the amount of both the long term liability for third party product liability claims and the non-current asset for probable insurance and indemnity recoveries each by $6.0 million. In addition, we paid $1.8 million in defense and settlement costs in the quarter, and invoiced ITT Industries $1.3 million under the terms of the indemnity agreement with them resulting in retained losses to us of $0.5 million in the three months ended March 31, 2003.

      The amount recorded for the long term liability for third party product liability claims was $73.4 million at March 31, 2003 and the non-current asset for probable insurance and indemnity recoveries was $45.6 million as of that date.

      On an annual basis, our actuary has calculated that our cash portion of the retained losses (reflecting any insurance coverage and indemnity payments) over the next 15 years would average $1.4 million per year, ranging from $0.7 million to $2.0 million in any year. On average, we have incurred approximately $1.0 million per year in retained losses over the past two years.

      The process of estimating and recording amounts for product liability claims is imprecise and based on a variety of assumptions, some of which, while reasonable at the time, may prove to be inaccurate. Our actuary's report is based to a large extent on the assumption that our past experience is predictive of future experience. Unanticipated changes in factors such as judicial decisions, future legal judgments against us, legislative actions, claims consciousness, claims management, claims settlement practices and economic conditions make these estimates subject to a greater than normal degree of uncertainty that could cause the silica-related liabilities and insurance or indemnity recoveries to be greater or less than those projected and recorded.

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


Forward-Looking Statements

      This quarterly report, including this management's discussion and analysis of financial condition and results of operations section, includes "forward-looking statements." We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our plans, intentions and expectations reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that our plans, intentions or expectations will be achieved. We believe that the following factors, among others, could affect our future performance and cause actual results to differ materially from those expressed or implied by these forward-looking statements: (1) general and regional economic conditions, including the economy in the states in which we have production facilities and in which we sell our products; (2) demand for residential and commercial construction; (3) demand for automobiles and other vehicles; (4) levels of government spending on road and other infrastructure construction; (5) the competitive nature of the industrial minerals and aggregates industries; (6) operating risks typical of the industrial minerals and aggregates industries;
(7) difficulties in, and unanticipated expense of, assimilating newly-acquired businesses; (8) diffilcuties or delays in, and unanticipated expense of, completing the sale of our aggregates business; (9) fluctuations in prices for, and availability of, transportation, power, petroleum based products and other energy products; (10) unfavorable weather conditions; (11) regulatory compliance, including compliance with environmental and silica exposure regulations, by us and our customers; (12) litigation affecting our customers;
(13) product liability litigation by our customers' employees affecting us, including the adequacy of indemnity and insurance coverage and of the reserves we have recorded relating to current and future litigation; (14) changes in the demand for our products due to the availability of substitutes for products of our customers; (15) labor unrest; (16) interest rate changes and changes in financial markets generally; and (17) the ability to obtain new sources of financing to serve the working capital needs of our remaining business after the completion of the sale of our aggregates business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      Information regarding our financial instruments that are sensitive to changes in interest rates is contained in our Annual Report on Form 10-K for the year ended December 31, 2002. This information has not changed materially in the interim period since December 31, 2002.

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


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings


         We are a defendant in various lawsuits related to our business. These matters include lawsuits relating to the exposure of persons to silica. On April 20, 2001, in an action pending in Beaumont, Texas (Donald Tompkins et al v. American Optical Corporation et al), a jury rendered a verdict against Ottawa Silica Company and Pennsylvania Glass Sand Corporation, predecessors to U.S. Silica, in the amount of $7.5 million in actual damages. On June 1, 2001, the trial judge entered judgment on the verdict against U.S. Silica in the amount of $5,928,000 in actual damages (the verdict of $7.5 million, less credits for other settlements), approximately $464,000 in prejudgment interest and $40,000 in court costs. In addition, punitive damages were settled for $600,000. In light of the facts entered into evidence relating to the timing of the exposure, we believe that the entire judgment and settlements of the Tompkins action are covered by a combination of Ottawa Silica Company's insurance coverage and the current indemnity agreement of ITT Industries, in each case, discussed in our Annual Report on Form 10-K for the year ended December 31, 2002 and elsewhere in this Quarterly Report on Form 10-Q. After the judgment was entered by the trial judge and upon the posting of a bond, we filed an immediate appeal to the appropriate appellate court in Texas, which upheld the trial court's ruling. A petition for review has been filed with the Texas Supreme Court. For a detailed discussion of the potential liability to us from silica-related product liability claims, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Significant Factors Affecting Our Business--Silica Health Risks and Litigation May Have a Material Adverse Effect on Our Business" discussed in our Annual Report on Form 10-K for the year ended December 31, 2002 and elsewhere in this Quarterly Report on Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

A. Exhibits
EXHIBIT      EXHIBIT
NUMBER

99.1 Statement of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.2 Statement of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.



B. Reports on Form 8-K

A Current Report on Form 8-K dated March 31, 2003 was furnished to the Securities and Exchange Commission by us reporting information under Item 9 (Regulation FD Disclosure) and Item 12 (Results of Operations and Financial Condition).

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2003              Better Minerals & Aggregates Company

                          By: /s/ Gary E. Bockrath
                               Name:Gary E. Bockrath
                               Title: Vice President and Chief Financial Officer

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



Date:      May 15, 2003                        /s/Roy D. Reeves
                                                 Roy D. Reeves
                                     President and Chief Executive Officer

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



Date:      May 15, 2003                   /s/Gary E. Bockrath
                                           Gary E. Bockrath
                              Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT      EXHIBIT
NUMBER       -------
------

99.1 Statement of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.2 Statement of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

                                                                  Exhibit 99.1


                      STATEMENT OF CHIEF EXECUTIVE OFFICER

      In connection with the filing of the Quarterly Report of Better Minerals & Aggregates Company (the "Company") on Form 10-Q for the quarterly period ended March 31, 2003 (the "Report"), I, Roy D. Reeves, the chief executive officer of the Company, certify for the purpose of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge:
      (i) the Report fully complies with the requirements of section 15(d) of the Securities Exchange Act of 1934; and

      (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


May 15, 2003

                                   By:   /S/    ROY. D. REEVES
                                         -------------------------------------
                                         Roy D. Reeves
                                         President and Chief Executive
                                         Officer of
                                          Better Minerals & Aggregates Company


[A signed original of this written statement required by Section 906 has been provided to Better Minerals & Aggregates Company and will be retained by Better Minerals & Aggregates Company and furnished to the Securities and Exchange Commission or its staff upon request.]

24

                                                                  Exhibit 99.2


                      STATEMENT OF CHIEF FINANCIAL OFFICER

      In connection with the filing of the Quarterly Report of Better Minerals & Aggregates Company (the "Company") on Form 10-Q for the quarterly period ended March 31, 2003 (the "Report"), I, Gary E. Bockrath, the chief financial officer of the Company, certify for the purpose of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge:
      (i) the Report fully complies with the requirements of section 15(d) of the Securities Exchange Act of 1934; and

      (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


May 15, 2003

                              By:   /S/    GARY E. BOCKRATH
                                    -------------------------------------
                                    Gary E. Bockrath
                                    Vice President and Chief Financial
                                    Officer of Better Minerals &
                                    Aggregates Company



[A signed original of this written statement required by Section 906 has been provided to Better Minerals & Aggregates Company and will be retained by Better Minerals & Aggregates Company and furnished to the Securities and Exchange Commission or its staff upon request.]