Form 10-Q
period 2003-06-30
BETTER MINERALS & AGGREGATES CO
filed 2003-08-14
CIK 1108673

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               __________________

                                    FORM 10-Q

(Mark One)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the quarterly period ended June 30, 2003

                                                               or

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

       Class                             Outstanding as of August 1, 2003
       -----                             --------------------------------

       Common Stock                      100 shares

                      Better Minerals & Aggregates Company
                                 Form 10-Q Index


                                                                          Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2003 (unaudited)
and December 31, 2002......................................................   1
Condensed Consolidated Statements of Operations for the quarter and
six months ended June 30, 2003 and June 30, 2002 (unaudited)...............   3
Condensed Consolidated Statements of Stockholder's Equity for the
quarter and six months ended June 30, 2003 and June 30, 2002 (unaudited)... 4 Condensed Consolidated Statements of Cash Flows for the six months
ended June 30, 2003 and June 30, 2002 (unaudited)..........................   5
Notes to Condensed Consolidated Financial Statements.......................   6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk......  18

Item 4.    Controls and Procedures.........................................  18

PART II.   OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities.................................  18

Item 6.    Exhibits and Reports on Form 8-K................................  18



Signatures

Exhibits

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                          June 30,        December 31,
                                                                            2003              2002
                                                                            ----              ----
                                                                        (Unaudited)
Assets

Current:
     Cash and cash equivalents                                            $  2,886         $  1,330
     Accounts receivable:
      Trade, less allowance for doubtful accounts of $975 and $885          28,890           25,298
      Other                                                                  7,276            5,537
     Inventories                                                            17,204           17,106
     Prepaid expenses and other current assets                               3,814            4,748
     Deferred income taxes                                                   2,904            2,904
     Income tax deposits                                                        77               23
     Current assets of discontinued operations                              40,377           36,266
                                                                           -------          -------
        Total current assets                                               103,428           93,212

Property, plant and equipment:
     Mining property                                                        20,262           24,041
     Mine development                                                        4,406            4,406
     Asset retirement cost                                                   4,609               --
     Land                                                                   15,910           15,936
     Land improvements                                                       3,990            4,053
     Buildings                                                              31,984           31,984
     Machinery and equipment                                               119,154          122,771
     Furniture and fixtures                                                    668              668
     Construction-in-progress                                                1,964            1,489
                                                                           -------          -------
                                                                           202,947          205,348
     Accumulated depletion, depreciation and amortization                 (107,128)        (100,172)
                                                                           -------          -------
      Property, plant and equipment, net                                    95,819          105,176

Other noncurrent:
     Debt issuance costs                                                     9,376            9,518
     Insurance for third-party product liability claims                     42,594           40,864
     Deferred income taxes                                                  16,799           14,747
     Noncurrent assets of discontinued operations                          172,859          173,285
     Other noncurrent assets                                                 4,372            3,819
                                                                           -------          -------
        Total other noncurrent                                             246,000          242,233
                                                                           -------          -------
        Total assets                                                      $445,247         $440,621
                                                                           =======          =======

        The accompanying notes are an integral part of these statements.

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                          June 30,        December 31,
                                                                            2003              2002
                                                                            ----              ----
                                                                        (Unaudited)
Liabilities

Current:
     Book overdraft                                                       $  3,864         $  3,676
     Accounts payable                                                        9,983            9,238
     Accrued liabilities                                                    10,607            8,424
     Due to parent                                                           2,347            2,346
     Accrued interest                                                        7,250            7,381
     Current portion of capital leases                                         258              193
     Current portion of long-term debt                                     160,715           10,725
     Current liabilities of discontinued operations                         12,725            9,934
                                                                           -------          -------
              Total current liabilities                                    207,749           51,917

Noncurrent liabilities:
     Obligations under capital lease                                           289              258
     Long-term debt, net of current portion                                150,558          283,143
     Third-party products liability claims                                  68,904           69,209
     Noncurrent liabilities of discontinued operations                      49,638           51,253
     Other noncurrent liabilities                                           41,234           39,290
                                                                           -------          -------
              Total noncurrent liabilities                                 310,623          443,153

Commitments and contingencies

Stockholder's Equity

Common stock, par value $.01, authorized 5,000
  shares, issued 100 shares                                                     --               --
Additional paid-in capital                                                  81,377           81,377
Loan to related party                                                       (1,377)          (1,360)
Retained deficit                                                          (147,969)        (129,207)
Accumulated other comprehensive (loss)                                      (5,156)          (5,259)
                                                                           -------          -------
              Total stockholder's equity                                   (73,125)         (54,449)
                                                                           -------          -------
              Total liabilities and stockholder's equity                  $445,247         $440,621
                                                                           =======          =======

        The accompanying notes are an integral part of these statements.

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                              For the Quarter Ended          For the Six Months Ended
                                                                    June 30,                         June 30,
                                                             2003              2002          2003              2002
                                                             ----              ----          ----              ----

Net sales                                                 $ 48,501          $ 48,550      $ 92,166          $ 91,140
Cost of goods sold                                          36,583            35,996        71,611            69,465
Depreciation, depletion and amortization                     3,882             4,171         7,935             7,732
Selling, general & administrative                            8,137             4,416        11,825             9,232
                                                          --------          --------      --------          --------
        Operating income (loss)                               (101)            3,967           795             4,711
Interest expense                                             8,373             7,906        16,376            16,098
Other income, net, including interest income                  (275)             (390)         (484)             (698)
                                                          --------          --------      --------          --------
        Income (loss) before income taxes                   (8,199)           (3,549)      (15,097)          (10,689)
Benefit for income taxes                                    (1,187)           (1,296)       (5,013)           (6,290)
                                                          --------          --------      --------          --------
        Net (loss) from continuing operations             $ (7,012)         $ (2,253)     $(10,084)         $ (4,399)
                                                          --------          --------      --------          --------
Income (loss) from operations of discontinued
operations, less applicable income taxes of $421, $350,       (335)            4,867        (9,013)           (1,890)
$896, and $1,079
Cumulative effect of change in accounting principle,
less applicable income taxes of $0, $0, $191, and $6,117        --                --          (335)            8,621
                                                          --------          --------      --------          --------
        Net income (loss)                                 $ (7,347)         $  2,614      $(18,762)         $(14,910)
                                                          ========          ========      ========          ========

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                      Accumulated Other
                                                                                    Comprehensive Loss
                                                  Additional            Loans to  Unrealized   Minimum                Total
                                        Common     Paid-In   Retained   Related    Loss on     Pension             Stockholder's
                                         Stock     Capital   Deficit     Party    Derivatives Liability    Total     Equity
                                       ---------   -------  ---------   ------      -------    --------   -------    ---------
Balance December 31, 2001              $           $81,377   $(30,604) $(1,434)     $  (499)   $    (14)    $(513)    $ 48,826


Comprehensive income, net of income
taxes:
   Net loss                                                   (14,910)                                                 (14,910)
   Unrealized holding gain on derivatives                                              (257)                 (257)        (257)
                                                                                                                     ---------
      Total comprehensive loss                                                                                         (15,167)
Loans to related party                                                      58                                              58
                                       ---------   -------  ---------  -------      -------    --------   -------    ---------
Balance June 30, 2002                  $      --   $81,377   $(45,514) $(1,376)     $  (756)   $    (14)   $ (770)    $ 33,717
                                       =========   =======  =========  =======      =======    ========   =======    =========


Balance December 31, 2002              $           $81,377  $(129,207) $(1,360)     $(1,095)   $ (4,164)  $(5,259)    $(54,449)


Comprehensive income, net of income
taxes:
   Net loss                                                   (18,762)                                                 (18,762)
   Unrealized holding gain on derivatives                                               103                   103         103
                                                                                                                     ---------
      Total comprehensive loss                                                                                        (18,659)
Loans to related party                                                     (17)                                            (17)
                                       ---------   -------  ---------  -------      -------    --------   -------    ---------
Balance June 30, 2003                  $      --   $81,377  $(147,969) $(1,377)     $  (992)   $ (4,164)  $(5,156)   $ (73,125)
                                       =========   =======  =========  =======      =======    ========   =======    =========

        The accompanying notes are an integral part of these statements.

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                             For the Six Months Ended
                                                                                     June 30,
                                                                              2003              2002
                                                                              ----              ----
                                                                           (Unaudited)

Cash flows from operating activities:
   Net loss                                                                 $ (18,762)        $ (14,910)
   Adjustments to reconcile net (loss) to cash flows from operations:
      Depreciation, depletion and amortization                                 13,070            14,178
      Debt issuance amortization                                                  946               893
      Deferred income taxes                                                    (1,622)          (12,138)
      Disposal of property, plant and equipment (gain) loss                        (1)              (67)
      Third-party products liability claims                                    (2,035)               --
      Cumulative effect of change in accounting principle                        (526)           14,738
      Other                                                                     2,252              (441)
      Changes in assets and liabilities:
            Trade receivables                                                  (4,020)           (9,944)
            Non-trade receivables                                              (3,047)             (196)
            Payable to parent                                                       1               (58)
            Inventories                                                        (1,487)           (1,447)
            Prepaid expenses and other current assets                          (1,355)             (159)
            Accounts payable and accrued liabilities                            4,682             3,107
            Accrued interest                                                     (132)              (38)
            Income taxes                                                          (65)             (156)
                                                                             --------          --------
                  Net cash used for operating activities                     (12,101)            (6,638)

Cash flows from investing activities:
      Capital expenditures                                                    (3,468)           (6,994)
      Proceeds from sale of property, plant and equipment                          25               264
      Loans to related party                                                      (17)               58
                                                                             --------          --------
                  Net cash used for investing activities                       (3,460)           (6,672)

Cash flows from financing activities:
      Decrease in book overdraft                                                1,285               (69)
      Issuance of long-term debt                                               15,236                --
      Repayment of long-term debt                                              (6,290)           (5,393)
      Net revolver credit agreement facility                                    8,200            17,350
      Financing fees                                                             (804)               --
      Principal payments on capital lease obligations                            (510)             (420)
                                                                             --------          --------
                  Net cash provided by financing activities                    17,117            11,468

                  Net increase (decrease) in cash                               1,556           (1,842)

Cash and cash equivalents, beginning of period                                  1,330             2,493
Cash and cash equivalents, ending of period                                 $   2,886         $     651

Schedule of noncash financing activities:
Assets acquired by entering into capital lease obligations                  $     194         $     955

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

Assuming the current revolving credit facility continues to be its only source of external working capital, the Company does not believe that it will have sufficient liquidity to make the $9.75 million interest payment due on September 15, 2003 with respect to its senior subordinated notes. The Company is currently in discussions with a financial institution for a new asset based revolving credit facility that it believes will provide working capital for the remaining business and sufficient proceeds to repay the remaining $14.6 million of tranche C term debt under the existing senior secured credit agreement, canceling that agreement (including the related revolving credit facility), and to make the senior subordinated notes interest payment on schedule.

These financial statements have been prepared on the assumption that the Company will continue to operate as a going concern, although no assurance can be given in that regard. If the Company were unable to continue as a going concern, assets and liabilities would likely require significant adjustments.

2.  Discontinued Operations

On April 10, 2003, the Company signed an agreement for the sale of its aggregates business, Better Materials Corporation, to a subsidiary of Hanson Building Materials America, Inc. ("Hanson"), the proceeds from which would be used to reduce outstanding indebtedness under the senior secured credit agreement. On July 18, 2003, the Company completed the sale, receiving total cash consideration of $158.3 million before fees and expenses. Proceeds have not been reduced for the effect of a $2.0 million non-interest-bearing contingent note payable to Hanson that will be forgiven when certain post-closing zoning and permit objectives are achieved. The Company believes achievement of these objectives will be reached within the five-year term of the note payable.
Proceeds from the sale are less than originally anticipated due to a $3.0 million purchase price reduction, reflecting an estimate of the damages and losses caused by an incident that occurred on June 25, 2003 at one of the operating sites included in the sale. While the Company believes that some portion of this loss will be recoverable under its insurance policies, there is no guarantee that it will receive any reimbursement from the claim.

As a result of the sale, the financial statements have been restated to reflect discontinued operations. Sales from discontinued operations were $28.7 million and $35.8 million for the three months ended June 30, 2003 and 2002, respectively and $40.1 million and $49.3 million for the six months ended June 30, 2003 and 2002, respectively. Income (loss) before income taxes for these operations were $2.0 million loss and $4.0 million income for the three months ended June 30, 2003 and 2002, respectively and $12.5 million loss and $4.4 million loss for the six months ended June 30, 2003 and 2002, respectively. Significant categories of assets and liabilities from discontinued operations are included in the following table:

                                             June 30,      December 31,
  (In thousands)                               2003            2002
                                               ----            ----
  Accounts receivable                         $20,287         $18,551
  Inventories                                  16,165          14,776
  Property, plant, and equipment, net         169,373         170,000
  Other assets                                  7,411           6,224
                                             --------        --------
     Total assets                             213,236         209,551
  Book overdraft                                2,053             956
  Accounts payable and accrued liabilities      9,532           7,778
  Deferred income taxes                        44,158          43,919
  Other liabilities                             6,620           8,534
                                             --------        --------
     Total liabilities                         62,363          61,187
                                             --------        --------
     Net assets                              $150,873        $148,364
                                             ========        ========

3.  Inventories

At June 30, 2003 and December 31, 2002, inventory consisted of the following:

                                                       June 30,   December 31,
  (In thousands)                                         2003         2002
                                                         ----         ----
  Supplies (net of $89 and $98 obsolescence reserve)   $ 9,614       $ 9,448
  Raw materials and work in process                      3,721         3,852
  Finished goods                                         3,869         3,806
                                                       -------       -------
                                                       $17,204       $17,106
                                                       =======       =======

4.  Segment Information

The Company formerly operated in the industrial minerals and aggregates business segments which are more fully described in the Form 10-K. As a result of a decision by the board of directors to dispose of the aggregates segment, as discussed above, the financial statements have been prepared with the aggregates segment presented as discontinued operations. Accordingly, segment information is no longer applicable.

5.  Impact of Recent Accounting Standards

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143 (FAS 143), Accounting for Asset Retirement Obligations. FAS 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets. Previously, the Company provided for this obligation as described in Note 2.j. in the Form 10-K and, as a result, recognized a $335,000 gain, net of income taxes of $191,000, as a cumulative effect of a change in accounting principle as of January 1, 2003. As of June 30, 2003, the Company reported a liability of $6.9 million in other noncurrent liabilities related to this obligation. As of January 1, 2003, the liability was $8.6 million, which included $1.9 million from discontinued operations. The liability was increased by $211,000 in additional expense for the six months ended June 30, 2003.

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

The adoption of FAS 142 resulted in goodwill impairment of $8.6 million, net of income taxes of $6.1 million, and represents the elimination of the entire amount of goodwill previously reported on the balance sheet. In accordance with FAS 142, this amount has been recorded as a cumulative effect of accounting change as of the beginning of the 2002. The Company has performed its assessment of goodwill and other intangible assets by comparing the fair value of the aggregates segment, which has been determined to be the only reporting unit that had goodwill, to its net book value in accordance with the provisions of FAS
142. The Company has estimated the fair value of the reporting unit based upon a combination of several valuation methods including residual income, replacement cost and market approaches, giving appropriate weighting to such methods in arriving at an estimate of fair value. The Company's equity is not subject to market quotations.

6.  Contingencies

The Company's principal operating subsidiary, U.S. Silica Company, was named as a defendant in an estimated 14,990 new product liability claims filed between January 1, 2003 and June 30, 2003, as compared to 1,235 claims filed between January 1, 2002 and June 30, 2002. During the six month period ended June 30, 2003, new claims filed by state were 11,989 claims in Mississippi, 1,986 claims in Texas, 730 claims in Louisiana, 217 claims in Ohio, 67 claims in Pennsylvania and 1 claim in Indiana. U.S. Silica was named as a defendant in 5,100 similar claims in 2002, with 3,100 of these claims filed in November and December, 2002. Total open claims as of June 30, 2003 were an estimated 21,742 as compared to an estimated 7,141 open claims as of December 31, 2002 and an estimated 3,505 open claims as of June 30,2002. Almost all of the claims pending against U.S. Silica arise out of the alleged use of U.S. Silica products in foundries or as an abrasive blast media and have been filed against it and numerous other defendants.

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

No additional charges to income were recorded in the six month period ended June 30, 2003. However, due to the uncertainty of the outcome of the petition for review filed with the Texas Supreme Court in the Tompkins case (see Part II,
Item 1, Legal Proceedings in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003), U.S. Silica has increased the amount of both the long term liability for third party product liability claims and the non-current asset for probable insurance and indemnity recoveries each by $6.0 million. In addition, it paid $6.3 million in defense and settlement costs, and invoiced ITT Industries $4.2 million under the terms of the indemnity agreement with them resulting in retained losses to us of $2.1 million in the period. For the comparable six-month period ended June 30, 2002, the Company paid $0.9 million in defense and settlement costs, and invoiced ITT Industries $0.7 million, resulting in retained losses to the Company of $0.2 million.

The balance in the long term liability for third party product liability claims was $68.9 million at June 30, 2003 and non-current asset for probable insurance and indemnity recoveries was $42.6 million as of that date.

On an annual basis, the actuary has calculated that U.S. Silica's cash portion of the retained losses (reflecting any insurance coverage and indemnity payments) over the next 15 years would average $1.4 million per year, ranging from $0.7 million to $2.0 million in any year. On average, U.S. Silica has incurred approximately $1.0 million per year in retained losses in 2001 and 2002.

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

The exposure of persons to silica and the accompanying health risks have been, and will continue to be, a significant issue confronting the industrial minerals industry and the industrial minerals segment. Concerns over silicosis and other potential adverse health effects, as well as concerns regarding potential liability arising from the use of silica, may have the effect of discouraging U.S. Silica's customers' use of its silica products. The actual or perceived health risks of mining, processing and handling silica could materially and adversely affect silica producers, including U.S. Silica, through reduced use of silica products, the threat of product liability or employee lawsuits, increased levels of scrutiny by federal and state regulatory authorities of U.S. Silica and its customers or reduced financing sources available to the silica industry.

7.  Senior Subordinated Notes Subsidiary Guarantees

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

8. Debt Covenants

As discussed in Note 2, on July 18, 2003, the Company completed its sale of the aggregates segment. Net proceeds from the sale, after deducting $4.9 million in fees, expenses and interest on the senior secured term loans, were $153.4 million, which were used to permanently reduce and eliminate the tranche A and tranche B term loans under the senior secured credit agreement, totaling $107.9 million in the aggregate, and $45.5 million of the $50.0 million available to the Company under the revolving credit facility, including $5.5 million in cash collateral for outstanding letters of credit, as required by the terms of the senior secured credit agreement. After taking into effect the remaining letters of credit that reduces the amount available to the Company under the revolving credit facility, the Company had $1.3 million available for its immediate use. Outstanding letters of credit include $3.4 million that still support surety requirements of Better Materials Corporation, the divested subsidiary, that will be cancelled when Hanson provides substitute collateral in place of the letters of credit. When that substitution occurs, assuming the Company obtains an amendment or waiver with respect to the current default under the senior secured credit agreement as described below, the full $4.5 million of the remaining working capital revolver will be available for Company use for general corporate purposes. After taking into account these permanent reductions of debt under the senior secured credit agreement, the Company had approximately $164.6 million of long-term debt outstanding, consisting of approximately $14.6 million outstanding under the tranche C term loan under the senior secured credit agreement and $150 million of 13% senior subordinated notes due 2009.

Assuming the current revolving credit facility continues to be its only source of external working capital, the Company does not believe that it will have sufficient liquidity to make the $9.75 million interest payment due on September 15, 2003 with respect to its senior subordinated notes. The Company is currently in discussions with a financial institution for a new asset based revolving credit facility that it believes will provide working capital for the remaining business and sufficient proceeds to repay the remaining $14.6 million of tranche C term debt under the existing senior secured credit agreement, canceling that agreement (including the related revolving credit facility), and to make the senior subordinated notes interest payment on schedule.

In addition to the above, as of June 30, 2003 the Company was not in compliance with the financial covenants of the senior secured credit agreement as amended on April 17, 2003, and accordingly it is in default under the senior secured credit agreement, and its lenders could prevent further borrowings and could declare all amounts borrowed under the senior secured credit agreement together with accrued interest, immediately due and payable. Accordingly, if the Company does not replace the senior secured credit agreement with a new financing arrangement as previously noted, even if it does generate sufficient cash flow to meet the $9.75 million interest payment due on September 15, 2003, it could be a) prevented from making further borrowings and required to repay all outstanding borrowings and/or b) prevented from making that interest payment until it either amends the senior secured credit agreement, or receives a waiver from its senior secured lenders. Similarly, if the lenders accelerate the repayment of borrowings under the senior secured credit agreement, the Company would be in default under the indenture relating to the senior subordinated notes and, if the default is not cured within 10 days after notice thereof, the bondholders could declare the principal of and accrued interest on the notes immediately due and payable. In the event this debt becomes due and payable it is unlikely that the Company will be able to repay the amounts due and payable and it, therefore, could be required to sell assets to generate cash or the lenders under the senior secured credit agreement could foreclose on the pledged stock of its subsidiaries and on the assets in which they have been granted a security interest. While the Company has obtained amendments and waivers under the senior secured credit agreement in the past, there is no assurance that this amendment or waiver will be granted or that it would be granted on terms satisfactory to the Company.

These financial statements have been prepared on the assumption that the Company will continue to operate as a going concern, although no assurance can be given in that regard. If the Company were unable to continue as a going concern, assets and liabilities would likely require significant adjustments.

9.  Income Taxes

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

Overview

     We mine, process and market industrial minerals, principally industrial silica, in the eastern and midwestern United States. We are a holding company that conducts substantially all our operations through our subsidiaries. Our end use markets for our silica products include container glass, fiberglass, specialty glass, flat glass, fillers and extenders, chemicals and ceramics. We also supply our silica products to the foundry, building materials and other end use markets. We operate a network of 16 production facilities in 14 states.

     On April 10, 2003, we signed an agreement for the sale of our aggregates business, Better Materials Corporation, to a subsidiary of Hanson Building Materials America, Inc. ("Hanson"), the proceeds from which would be used to reduce outstanding indebtedness under our senior secured credit agreement. On July 18, 2003, we completed the sale, receiving total cash consideration of $158.3 million before fees and expenses. Proceeds have not been reduced for the effect of a $2.0 million non-interest-bearing contingent note payable to Hanson that will be forgiven when certain post-closing zoning and permit objectives are achieved. We believe achievement of these objectives will be reached within the five-year term of the note payable. The current and historical results from operations of our aggregates business are being reported as discontinued operations, net of all applicable taxes, in our management's discussion and analysis that follows, and the financial statements included in this report have been restated accordingly.

     These financial statements have been prepared on the assumption that the Company will continue to operate as a going concern, although no assurance can be given in that regard. If the Company were unable to continue as a going concern, assets and liabilities would likely require significant adjustments.


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

Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

     Sales. Sales were $48.5 million in both the three months ended June 30, 2003 and the three months ended June 30, 2002. Increased shipments totaling $1.1 million to the oil & gas-fracturing, glass, building products and recreational market segments were offset by a $1.1 million reduction in shipments to the foundry and fillers and extenders market segments. Transportation revenue, which is provided as a service to our customers but has no gross margin impact to us, increased by $0.2 million.

     Cost of Goods Sold. Cost of goods sold increased $0.6 million, or 1.7%, to $36.6 million in the three months ended June 30, 2003 from $36.0 million in the three months ended June 30, 2002, primarily on a $0.9 million increase in the price of drier fuel and a $0.2 million increase in customer transportation costs (as noted previously in Sales comments), partially offset by a $0.1 million reduction in the purchase price of power, and other miscellaneous cost reductions.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization decreased $0.3 million, or 7.1%, to $3.9 million in the three months ended June 30, 2003 from $4.2 million in the three months ended June 30, 2002 as several capital assets have become fully depreciated without a corresponding reinvestment.

     Selling, General and Administrative. Selling, general and administrative expenses increased $3.7 million, or 84.1%, to $8.1 million in the three months ended June 30, 2003 from $4.4 million in the three months ended June 30, 2002. The increase in selling, general and administrative expenses was primarily due to accrued separation expenses of $3.1 million for our former Chief Executive Officer, $1.0 million in transaction fees and expenses related to the sale of Better Materials Corporation and other inflationary cost increases, partially offset by a $0.6 million decrease in the costs recorded for silica litigation. Changes in silica litigation accruals and expense will be made periodically when we update or revise the third party studies that estimate our future exposure to third party products liability litigation. See "Significant Factors Affecting Our Business - Silica Health Risks and Litigation May Have a Material Adverse Effect on Our Business" included elsewhere in this Quarterly Report on Form 10-Q.

     Operating Loss. Operating loss incurred for the three months ended June 30, 2003 was $0.1 million as compared to operating income of $4.0 million in the three months ended June 30, 2002 as a result of the factors noted earlier.

     Interest Expense. Interest expense increased $0.5 million, or 6.3%, to $8.4 million in the three months ended June 30, 2003 from $7.9 million in the three months ended June 30, 2002 due primarily to an increase in the total amount of our debt.

     Benefit of Income Taxes. The benefit for income taxes on continuing operations for the three months ended June 30, 2003 reflects an estimated benefit for the first six months of the year using an annual effective tax rate of 33%. The benefit for income taxes for the three months of continuing operations ended June 30, 2002 reflected an annual effective rate of 59%.

     Net Loss From Continuing Operations. Net loss from continuing operations increased $4.7 million to $7.0 million for the three months ended June 30, 2003, from a net loss of $2.3 million for the three months ended June 30, 2002 as a result of the factors noted earlier.

     Income/Loss from Operations of Discontinued Operations. Net loss from our discontinued aggregates business segment was $0.3 million in the three months ended June 30, 2003 as compared to net income of $4.9 million in the three months ended June 30, 2002, due primarily to a 44% reduction in asphalt volume shipped.

     Net Loss. Net loss for the three month period ended June 30, 2003 was $7.3 million as compared to net income of $2.6 million for the three month period ended June 30, 2002 as a result of the factors noted earlier.

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

     Sales. Sales increased $1.1 million, or 1.2%, to $92.2 million in the six months ended June 30, 2003 from $91.1 million in the six months ended June 30, 2002. Increased shipments totaling $3.2 million to the oil & gas-fracturing, glass, building products and recreational market segments were partially offset by $1.5 million in reduced shipments to the foundry and fillers and extenders market segments. Transportation revenue, which is provided as a service to our customers but has no gross margin impact to us, increased by $0.2 million.

     Cost of Goods Sold. Cost of goods sold increased $2.1 million, or 3.0%, to $71.6 million in the six months ended June 30, 2003 from $69.5 million in the six months ended June 30, 2002, primarily from a $1.9 million increase in the price of drier fuel, a $0.2 million increase in general insurance costs, and a $0.2 million increase in customer transportation costs (as noted previously in Sales comments), partially offset by miscellaneous cost reductions at various operating sites.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased $0.2 million, or 2.6%, to $7.9 million in the six months ended June 30, 2003 from $7.7 million in the six months ended June 30, 2002.

     Selling, General and Administrative. Selling, general and administrative expenses increased $2.6 million, or 28.3%, to $11.8 million in the six months ended June 30, 2003 from $9.2 million in the six months ended June 30, 2002. The increase in selling, general and administrative expenses was primarily due to accrued separation expenses of $3.1 million for our former Chief Executive Officer, $1.3 million in transaction fees and expenses related to the sale of

Better Materials Corporation and other inflationary cost increases, partially offset by a $0.4 million decrease in bad debt accruals and a $1.2 million decrease in the costs recorded for silica litigation. Changes in silica litigation accruals and expense will be made periodically when we update or revise the third party studies that estimate our future exposure to third party products liability litigation. See "Significant Factors Affecting Our Business - Silica Health Risks and Litigation May Have a Material Adverse Effect on Our Business" included elsewhere in this Quarterly Report on Form 10-Q.

     Operating Income. Operating income for the six months ended June 30, 2003 was $0.8 million as compared to operating income of $4.7 million incurred in the six months ended June 30, 2002 as a result of the factors noted earlier.

     Interest Expense. Interest expense increased $0.3 million, or 1.9%, to $16.4 million in the six months ended June 30, 2003 from $16.1 million in the six months ended June 30, 2002 due primarily to an increase in the total amount of our debt.

     Benefit of Income Taxes. The benefit for income taxes on continuing operations for the six months ended June 30, 2003 reflected an effective tax rate expected to be realizable for the year of approximately 33%. The benefit for income taxes on continuing operations for the six month period ended June 30, 2002 reflected an effective tax rate of 59%.

     Net Loss From Continuing Operations. Net loss from continuing operations increased $5.7 million to $10.1 million for the six months ended June 30, 2003, from a net loss of $4.4 million for the six months ended June 30, 2002 as a result of the factors noted earlier.

     Loss/Income from Operations of Discontinued Operations. Net loss from our discontinued aggregates business segment was $9.0 million in the six months ended June 30, 2003 as compared to a net loss of $1.9 million in the six months ended June 30, 2002, due primarily to a 44% reduction in asphalt volume shipped.

     Cumulative Effect of Change in Accounting for Asset Retirement Obligations. Under Statement of Financial Accounting Standards Number 143, Accounting for Asset Retirement Obligations, new standards were developed to account for the obligation incurred by the Company for the ultimate retirement of tangible long-lived assets. Upon adoption of this accounting standard, we recorded a $0.3 million after tax credit in the six month period ended June 30, 2003.

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

     Net Loss. Net loss for the six month period ended June 30, 2003 was $18.8 million as compared to a net loss of $14.9 million for the six month period ended June 30, 2002 as a result of the factors noted earlier.


Liquidity and Capital Resources

     Our principal liquidity requirements have historically been to service our debt, meet our working capital, capital expenditure and mine development expenditure needs and finance acquisitions. We are a holding company and as such we conduct substantially all our operations through our subsidiaries. As a holding company, we are dependent upon dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations, and have historically met our liquidity and capital investment needs with internally generated funds supplemented from time to time by borrowings under our revolving credit facility. Conversely, we have funded our acquisitions through borrowings and equity investments. Our total debt as of June 30, 2003 was $311.3 million and our total stockholder's deficit as of that date was $73.1 million, giving us total debt representing approximately 131% of total capitalization. Our debt level makes us more vulnerable to economic downturns and adverse developments in our business.

     Net cash used in operating activities including our discontinued aggregates business was $12.1 million for the six months ended June 30, 2003 compared to $6.6 million for the six months ended June 30, 2002. Cash used by operating activities increased $5.5 million in 2003 due primarily to $7.1 million in decreased earnings at our discontinued operating segment, partially offset by a $3.1 million improvement in accounts receivable.

     Net cash used for investing activities decreased $3.2 million to $3.5 million for the period ended June 30, 2003 from $6.7 million for the period ended June 30, 2002. This decrease primarily resulted from a $3.5 million decrease in capital expenditures.

     Cash flow provided by financing activities was $17.1 million for the six months ended June 30, 2003 as compared to $11.5 million for the six months ended June 30, 2002. The $5.6 million increase in cash provided by financing activities relates to a $15.2 million increase in long-term debt (the tranche C term loan facility referred to below) in the six months ended June 30, 2003, which was partially offset by a decrease in the net revolver credit agreement facility of $9.2 million.

     Interest payments on our 13% senior subordinated notes due 2009 ($150 million outstanding as of June 30, 2003), which are unconditionally and irrevocably guaranteed, jointly and severally, by each of our domestic subsidiaries, debt service under the remaining amounts outstanding under our senior secured credit agreement described below, working capital, capital expenditures and mine development expenditures, incurred in the normal course of business as current deposits are depleted, represent our current significant liquidity requirements.

     Under our senior secured credit agreement, as of June 30, 2003, we had $19.35 million outstanding under the tranche A term loan facility; $88.5 million outstanding under the tranche B term loan facility; and $14.6 million under the second lien tranche C term loan facility that matures in September 2007. In addition, this credit agreement provides us with a $50.0 million revolving credit facility. The revolving credit facility was partially drawn for $38.0 million as of June 30, 2003, and $8.6 million was allocated for letters of credit, leaving $3.4 million available for our use as of that date. The revolving credit facility is available for general corporate purposes, including working capital and capital expenditures, but excluding acquisitions, and includes sublimits of $12.0 million and $3.0 million, respectively, for letters of credit and swingline loans. Debt under the senior secured credit agreement is collateralized by substantially all of our assets, including our real and personal property, inventory, accounts receivable and other intangibles. For a further description of our senior secured credit agreement, including interest rate provisions, certain restrictions that it imposes upon us and certain quarterly and annual financial covenants that it requires us to maintain, please see note 6 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

     On April 10, 2003, we signed an agreement for the sale of our aggregates business, Better Materials Corporation, to Hanson, the proceeds from which would be used to reduce outstanding indebtedness under our senior secured credit agreement. On July 18, 2003, we completed the sale, receiving total cash consideration of $158.3 million before fees and expenses. Proceeds have not been reduced for the effect of a $2.0 million non-interest-bearing contingent note payable to Hanson that will be forgiven when certain post-closing zoning and permit objectives are achieved. We believe achievement of these objectives will be reached within the five-year term of the note payable. Proceeds from the sale are less than we originally anticipated due to a $3.0 million purchase price reduction, reflecting an estimate of the damages and losses caused by an incident that occurred on June 25, 2003 at one of the operating sites included in the sale. While we believe that some portion of this loss will be recoverable under our insurance policies, there is no guarantee that we will receive any reimbursement from the claim.

     Net proceeds from the sale, after deducting $4.9 million in fees, expenses and interest on our senior secured term loans, were $153.4 million, which were used to permanently reduce and eliminate our tranche A and tranche B term loans under our senior secured credit agreement, totaling $107.9 million in the aggregate, and $45.5 million of the $50.0 million available to us under the revolving credit facility, including $5.5 million in cash collateral for outstanding letters of credit, as required by the terms of our senior secured credit agreement. After taking into effect the remaining letters of credit that reduces the amount available to us under the revolving credit facility, we had $1.3 million available for our immediate use. Our outstanding letters of credit include $3.4 million that still support surety requirements of Better Materials Corporation, our divested subsidiary, that will be cancelled when Hanson provides substitute collateral in place of our letters of credit. When that substitution occurs, assuming we obtain an amendment or waiver with respect to the current default under our senior secured credit agreement as described below, the full $4.5 million of the remaining working capital revolver will be available for our use for general corporate purposes. After taking into account these permanent reductions of debt under our senior secured credit agreement, we had approximately $164.6 million of long-term debt outstanding, consisting of approximately $14.6 million outstanding under our tranche C term loan under the senior secured credit agreement and $150 million of 13% senior subordinated notes due 2009. Projected cash interest expense on our debt is approximately $21.0 million over the next 12 months.

     Based on our current projections of the remaining industrial minerals business, we believe that we will generate sufficient cash flow to meet our operating requirements over the next 12 months. However, assuming our current revolving credit facility continues to be our only source of external working capital, we do not believe that we will have sufficient liquidity to make the $9.75 million interest payment due on September 15, 2003 with respect to our senior subordinated notes. We are currently in discussions with a financial institution for a new asset based revolving credit facility that we believe will provide working capital for our remaining business and sufficient proceeds to repay the remaining $14.6 million of tranche C term debt under the existing senior secured credit agreement, canceling that agreement (including the related revolving credit facility), and to make the senior subordinated notes interest payment on schedule. While we are reasonably confident that we will be able to obtain this new source of financing, we cannot guarantee that we will be able to do so on terms satisfactory to us, in a timely manner (including by the September 15, 2003 interest payment due) or at all.

     In addition to the above, as of June 30, 2003 we were not in compliance with the financial covenants of the senior secured credit agreement as amended on April 17, 2003, and accordingly we are in default under the senior secured credit agreement, and our lenders could prevent further borrowings and could declare all amounts borrowed under the senior secured credit agreement together with accrued interest, immediately due and payable. Even though after taking into account the proceeds from the sale of Better Materials, we would have been in compliance with these financial covenants if the sale had occurred as of June 30, 2003, that does not cure the actual default as of that date. Accordingly, if we do not replace the senior secured credit agreement with a new financing arrangement as previously noted, even if we do generate sufficient cash flow to meet the $9.75 million interest payment due on September 15, 2003, we could be
a) prevented from making further borrowings and required to repay all outstanding borrowings and/or b) prevented from making that interest payment until we either amend the senior secured credit agreement, or receive a waiver from our senior secured lenders. Similarly, if the lenders accelerate the repayment of borrowings under the senior secured credit agreement, we would be in default under the indenture relating to our senior subordinated notes and, if the default is not cured within 10 days after notice thereof, the bondholders could declare the principal of and accrued interest on the notes immediately due and payable. In the event this debt becomes due and payable it is unlikely that we will be able to repay the amounts due and payable and we, therefore, could be required to sell assets to generate cash or the lenders under our senior secured credit agreement could foreclose on the pledged stock of our subsidiaries and on the assets in which they have been granted a security interest. While we have obtained amendments and waivers under the senior secured credit agreement in the past, there is no assurance that this amendment or waiver will be granted or that it would be granted on terms satisfactory to us.

     Capital expenditures decreased $3.5 million to $3.5 million in the six months ended June 30, 2003 from $7.0 million in the six months ended June 30, 2002. Our expected capital expenditure and mine development requirements for 2003 are $8.0 million.

     Our ability to satisfy our debt obligations and to pay principal and interest on our debt, fund working capital, mine development and acquisition requirements and make anticipated capital expenditures will depend on the future performance of our subsidiaries, which is subject to general economic, financial and other factors, some of which are beyond our control. We cannot be certain that the cash earned by our subsidiaries will be sufficient to allow us to pay principal and interest on our debts and meet our other obligations. As a result of the completion of the sale of our aggregates business, our cash flow from operations are dependent on the results of our industrial minerals segment. We believe that based on current levels of operations from our industrial minerals business, cash flow will be adequate for at least the next twelve months to meet operating requirements. As discussed above, however, assuming our current revolving credit facility continues to be our only source of external working capital, we do not believe that we will have sufficient liquidity to make the $9.75 million interest payment due on September 15, 2003 with respect to our senior subordinated notes. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the revolving credit facility or other credit facilities in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If we do not have enough cash, we may be required to refinance all or part of our existing debt, including the notes, sell assets, borrow more money or raise equity. We cannot guarantee that we will be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us, or at all.


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

     Silica Health Risks and Litigation May Have a Material Adverse Effect on Our Business. The inhalation of respirable crystalline silica is associated with several adverse health effects. First, it has been known since at least the 1930s that prolonged inhalation of respirable crystalline silica can cause silicosis, an occupational disease characterized by fibrosis, or scarring, of the lungs. Second, since the mid-1980s, the carcinogenicity of crystalline silica has been at issue and the subject of much debate and research. In 1987, the International Agency for Research on Cancer, or IARC, an agency of the World Health Organization, classified crystalline silica as a probable human carcinogen. In 1996, a working group of IARC voted to reclassify crystalline silica as a known human carcinogen. On May 15, 2000, the National Toxicology Program, part of the Department of Health and Human Services, issued its Ninth Report on Carcinogens, which reclassified crystalline silica (respirable size) from its previous classification as "a reasonably anticipated carcinogen" to "a known human carcinogen." Third, the disease silicosis is associated with an increased risk of tuberculosis. Finally, there is recent evidence of a possible association between crystalline silica exposure or silicosis and other diseases such as immune system disorders, end-stage renal disease and chronic obstructive pulmonary disease.

     One of our subsidiaries, U.S. Silica, was named as a defendant in an estimated 14,490 new product liability claims filed between January 1, 2003 and June 30, 2003, as compared to an estimated 1,235 claims filed between January 1, 2002 and June 30, 2002. During the six month period ended June 30, 2003, new claims filed by state were 11,989 claims in Mississippi, 730 claims in Louisiana, 1,986 claims in Texas, 217 claims in Ohio, 67 claims in Pennsylvania and 1 claim in Indiana. U.S. Silica was named as a defendant in 5,100 similar claims in 2002, with 3,100 of these claims filed in November and December, 2002. Total open claims as of June 30, 2003 were an estimated 21,742, as compared to an estimated 7,141 open claims as of December 31, 2002 and an estimated 3,505 open claims as of June 30, 2002. Almost all of the claims pending against U.S. Silica arise out of the alleged use of U.S. Silica products in foundries or as an abrasive blast media and have been filed against us and numerous other defendants.

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

     No additional charges to income were recorded in the six month period ended June 30, 2003. However, due to the uncertainty of the outcome of the petition for review filed with the Texas Supreme Court in the Tompkins case (see Part II, Item 1, Legal Proceedings in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003), we have increased the amount of both the long term liability for third party product liability claims and the non-current asset for probable insurance and indemnity recoveries each by $6.0 million. In addition, we paid $6.3 million in defense and settlement costs in the six month period ended June 30, 2003, and invoiced ITT Industries $4.2 million under the terms of the indemnity agreement with them resulting in retained losses to us of $2.1 million in the six months ended June 30, 2003. For the comparable six month period ended June 30, 2002 we paid $0.9 million in defense and settlement costs, and invoiced ITT Industries $0.7 million, resulting in retained losses to us of $0.2 million.

     The amount recorded for the long term liability for third party product liability claims was $68.9 million at June 30, 2003 and the non-current asset for probable insurance and indemnity recoveries was $42.6 million as of that date.

     On an annual basis, our actuary has calculated that our cash portion of the retained losses (reflecting any insurance coverage and indemnity payments) over the next 15 years would average $1.4 million per year, ranging from $0.7 million to $2.0 million in any year. On average, we have incurred approximately $1.0 million per year in retained losses in 2001 and 2002.

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


Forward-Looking Statements

     This quarterly report, including this management's discussion and analysis of financial condition and results of operations section, includes "forward-looking statements." We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our plans, intentions and expectations reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that our plans, intentions or expectations will be achieved. We believe that the following factors, among others, could affect our future performance and cause actual results to differ materially from those expressed or implied by these forward-looking statements: (1) general and regional economic conditions, including the economy in the states in which we have production facilities and in which we sell our products; (2) demand for residential and commercial construction; (3) demand for automobiles and other vehicles; (4) the competitive nature of the industrial minerals industry; (5) operating risks typical of the industrial minerals industry; (6) fluctuations in prices for, and availability of, transportation, power, petroleum based products and other energy products;
(7) unfavorable weather conditions; (8) regulatory compliance, including compliance with environmental and silica exposure regulations, by us and our customers; (9) litigation affecting our customers; (10) product liability litigation by our customers' employees affecting us, including the adequacy of indemnity and insurance coverage and of the reserves we have recorded relating to current and future litigation; (11) changes in the demand for our products due to the availability of substitutes for products of our customers; (12) labor unrest; (13) interest rate changes and changes in financial markets generally; and (14) the ability to obtain new sources of financing to serve the working capital needs of our remaining industrial minerals business.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Information regarding our financial instruments that are sensitive to changes in interest rates is contained in our Annual Report on Form 10-K for the year ended December 31, 2002. This information has not changed materially in the interim period since December 31, 2002.

Item 4. Controls and Procedures

     Based on their review and evaluation, as of June 30, 2003, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) were effective. There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation of our disclosure controls and procedures referred to the preceding sentence that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

     The disclosure contained in the tenth paragraph under "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources" is incorporated by reference into this Item 3 of this Quarterly Report on Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

A. Exhibits

  EXHIBIT      EXHIBIT
  NUMBER


10 Separation Agreement and General Release dated as of June 24, 2003 (effective June 30, 2003) between Roy D. Reeves and USS Holdings, Inc. (Incorporated by reference from Exhibit 10 to our Current Report on Form 8-K dated July 18, 2003)

31.1    Certification of Chief Executive Officer Pursuant to Rule 15d-14(a)

31.2    Certification of Chief Financial Officer Pursuant to Rule 15d-14(a)

32.1 Statement of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2 Statement of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

B. Reports on Form 8-K

A Current Report on Form 8-K dated April 16, 2003 was filed with the Securities and Exchange Commission by us reporting information under Item 5 (Other Events and Required FD Disclosure).

A Current Report on Form 8-K dated June 20, 2003 was filed with the Securities and Exchange Commission by us reporting information under Item 9 (Regulation FD Disclosure).

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2003      Better Minerals & Aggregates Company

                     By: /s/ Gary E. Bockrath
                          Name:Gary E. Bockrath
                          Title: Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS

  EXHIBIT      EXHIBIT
  NUMBER

31.1    Certification of Chief Executive Officer Pursuant to Rule 15d-14(a)

31.2    Certification of Chief Financial Officer Pursuant to Rule 15d-14(a)

32.1 Statement of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2 Statement of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

                                                                   Exhibit 31.1

                                  CERTIFICATION


I, John A. Ulizio, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Better Minerals & Aggregates Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date:      August 14, 2003                       /s/John A. Ulizio
                                                  John A. Ulizio
                                       President and Chief Executive Officer

                                                                   Exhibit 31.2

                                  CERTIFICATION


I, Gary E. Bockrath, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Better Minerals & Aggregates Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:      August 14, 2003                     /s/Gary E. Bockrath
                                                Gary E. Bockrath
                                   Vice President and Chief Financial Officer

                                                                   Exhibit 32.1


                      STATEMENT OF CHIEF EXECUTIVE OFFICER

     In connection with the filing of the Quarterly Report of Better Minerals & Aggregates Company (the "Company") on Form 10-Q for the quarterly period ended June 30, 2003 (the "Report"), I, John A. Ulizio, the chief executive officer of the Company, certify for the purpose of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge:

     (i) the Report fully complies with the requirements of section 15(d) of the Securities Exchange Act of 1934; and

     (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


August 14, 2003

                               by:  /S/   John A. Ulizio
                                    -------------------------------------
                                    John A. Ulizio
                                    President and Chief Executive
                                    Officer of
                                    Better Minerals & Aggregates Company

                                                                  Exhibit 32.2


                      STATEMENT OF CHIEF FINANCIAL OFFICER

     In connection with the filing of the Quarterly Report of Better Minerals & Aggregates Company (the "Company") on Form 10-Q for the quarterly period ended June 30, 2003 (the "Report"), I, Gary E. Bockrath, the chief financial officer of the Company, certify for the purpose of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge:

     (i) the Report fully complies with the requirements of section 15(d) of the Securities Exchange Act of 1934; and

     (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


August 14, 2003

                               By:  /S/    GARY E. BOCKRATH
                                    -------------------------------------
                                    Gary E. Bockrath
                                    Vice President and Chief Financial
                                    Officer of Better Minerals &
                                    Aggregates Company