Form 10-Q
period 2003-09-30
BETTER MINERALS & AGGREGATES CO
filed 2003-11-13
CIK 1108673

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 _______________

                                    FORM 10-Q

(Mark One)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the quarterly period ended September 30, 2003

                                                   or

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

       Class                       Outstanding as of November 1, 2003
       -----                       ----------------------------------
       Common Stock                100 shares

                      Better Minerals & Aggregates Company
                                 Form 10-Q Index


                                                                         Page
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2003
(unaudited) and December 31, 2002.......................................    1
Condensed Consolidated Statements of Operations for the quarter and nine months ended September 30, 2003 and
September 30, 2002 (unaudited)..........................................    3
Condensed Consolidated Statements of Stockholder's Equity for the
quarter and nine months ended September 30, 2003 and
September 30, 2002 (unaudited)..........................................    4
Condensed Consolidated Statements of Cash Flows for the nine months
ended September 30, 2003 and September 30, 2002 (unaudited).............    5
Notes to Condensed Consolidated Financial Statements....................    6

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................   11

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.   18

Item 4.      Controls and Procedures....................................   18

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings..........................................   18

Item 6.      Exhibits and Reports on Form 8-K...........................   19



Signatures

Exhibits

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                                 September 30,  December 31,
                                                                                     2003           2002
                                                                                     ----           ----
                                                                                  (Unaudited)
Assets

Current:
    Cash and cash equivalents                                                       $    329       $ 1,330
    Accounts receivable:
     Trade, less allowance for doubtful accounts of $1,035 and $885                   28,270        25,298
     Other                                                                             4,927         5,537
    Inventories                                                                       16,795        17,106
    Prepaid expenses and other current assets                                          5,761         4,748
    Deferred income taxes                                                              3,115         2,904
    Income tax deposits                                                                  514            23
    Current assets of discontinued operations                                              -        36,266
                                                                                    --------      --------
      Total current assets                                                            59,711        93,212

Property, plant and equipment:
    Mining property                                                                   20,079        24,041
    Mine development                                                                   4,406         4,406
    Asset retirement cost                                                              4,609             -
    Land                                                                              16,227         15,936
    Land improvements                                                                  3,990         4,053
    Buildings                                                                         31,984        31,984
    Machinery and equipment                                                          119,231       122,771
    Furniture and fixtures                                                               668           668
    Construction-in-progress                                                           2,778         1,489
                                                                                    --------      --------
                                                                                     203,972       205,348
    Accumulated depletion, depreciation and amortization                            (110,708)     (100,172)
                                                                                    --------      --------
     Property, plant and equipment, net                                               93,264       105,176

Other noncurrent:
    Debt issuance costs                                                                6,311         9,518
    Insurance for third-party product liability claims                                40,609        40,864
    Deferred income taxes                                                             17,979        14,747
    Noncurrent assets of discontinued operations                                           -       173,285
    Other noncurrent assets                                                            3,456         3,819
                                                                                    --------      --------
      Total other noncurrent                                                          68,355       242,233
                                                                                    --------      --------
      Total assets                                                                  $221,330      $440,621
                                                                                    ========      ========

        The accompanying notes are an integral part of these statements.

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                                  September 30,  December 31,
                                                                                     2003           2002
                                                                                     ----           ----
                                                                                  (Unaudited)
Liabilities

Current:
    Book overdraft                                                                  $  2,095      $  3,676
    Accounts payable                                                                  11,150         9,238
    Accrued liabilities                                                               12,242         8,424
    Due to parent                                                                      2,334         2,346
    Accrued interest                                                                     843         7,381
    Short-term debt                                                                   12,703             -
    Current portion of capital leases                                                    249           193
    Current portion of long-term debt                                                    275        10,725
    Current liabilities of discontinued operations                                         -         9,934
                                                                                    --------      --------
           Total current liabilities                                                  41,891        51,917

Noncurrent liabilities:
    Obligations under capital lease                                                      230           258
    Long-term debt, net of current portion                                           150,580       283,143
    Third-party products liability claims                                             66,849        69,209
    Noncurrent liabilities of discontinued operations                                      -        51,253
    Other noncurrent liabilities                                                      40,753        39,290
                                                                                    --------      --------
           Total noncurrent liabilities                                              258,412       443,153

Commitments and contingencies

Stockholder's Equity

Common stock, par value $.01, authorized 5,000 shares, issued 100 shares                   -             -
Additional paid-in capital                                                            81,377        81,377
Loan to related party                                                                 (1,370)       (1,360)
Retained deficit                                                                    (154,778)     (129,207)
Accumulated other comprehensive (loss)                                                (4,202)       (5,259)
                                                                                    --------      --------
           Total stockholder's equity                                                (78,973)      (54,449)
                                                                                    --------      --------
           Total liabilities and stockholder's equity                               $221,330      $440,621
                                                                                    ========      ========


        The accompanying notes are an integral part of these statements.

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                     For the Quarter Ended       For the Nine Months Ended
                                                         September 30,                 September 30,
                                                         -------------                 -------------
                                                      2003           2002           2003           2002
                                                      ----           ----           ----           ----

Net sales                                           $ 46,279       $ 47,388       $138,158       $138,529
Cost of goods sold                                    35,183         36,350        106,597        104,972
Depreciation, depletion and amortization               3,787          4,084         11,825         11,817
Selling, general & administrative                      6,269          4,940         18,094         14,172
                                                    --------       --------       --------       --------
        Operating income                               1,040          2,014          1,642          7,568
Interest expense                                       6,582          7,843         22,958         23,948
Loss on early extinguishment of debt                   6,979              -          6,979              -
Other income, net, including interest income            (774)          (359)        (1,264)        (1,066)
                                                    --------       --------       --------       --------
        Income (loss) before income taxes            (11,747)        (5,470)       (27,031)       (15,314)
Benefit for income taxes                              (1,894)        (1,471)        (6,907)        (8,547)
                                                    --------       --------       --------       --------
        Net (loss) from continuing operations       $ (9,853)      $ (3,999)      $(20,124)       $(6,767)
                                                    --------       --------       --------       --------
Discontinued operations:
Gain on sale of discontinued operations                6,369              -          6,369              -
Income (loss) from operations of discontinued
operations, less applicable income tax expense        (3,325)         6,451        (12,151)         2,929
(benefit) of $470, ($24), $2,222 and $1,982
                                                    --------       --------       --------       --------
Net gain (loss) from discontinued operations           3,044          6,451         (5,782)         2,929
Cumulative effect of change in accounting
principle, less applicable income taxes of $0,
$0, $191, and $6,117                                       -              -           (335)         8,621
                                                    --------       --------       --------       --------
        Net income (loss)                           $ (6,809)      $  2,452       $(25,571)      $(12,459)
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

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                             Accumulated Other
                                                                             Comprehensive Loss
                                         Additional             Loans to   Unrealized    Minimum                Total
                                 Common   Paid-In   Retained    Related     Loss on      Pension             Stockholder's
                                 Stock    Capital    Deficit     Party     Derivatives  Liability   Total      Equity
                                 -----    -------    -------     -----     -----------  ---------   -----      ------

Balance December 31, 2001       $         $81,377 $ (30,604)    $(1,434)    $ (499)      $   (14)  $ ( 513)   $ 48,826

Comprehensive income, net of
income taxes:
   Net loss                                         (12,459)                                                   (12,459)
   Unrealized holding gain on
derivatives, net of tax                                                       (662)                  ( 662)       (662)
                                                                                                              --------
     Total comprehensive loss                                                                                  (13,121)
Loans to related party                                               32                                             32
                                --------  -------  --------     -------    -------      --------   -------    --------
Balance September 30, 2002      $      -  $81,377 $ (43,063)    $(1,402)   $(1,161)     $    (14)  $(1,175)   $ 35,737
                                ========  =======  ========     =======    =======      ========   =======    ========


Balance December 31, 2002       $         $81,377 $(129,207)    $(1,360)   $(1,095)     $ (4,164)  $(5,259)   $(54,449)

Comprehensive income, net of
income taxes:
   Net loss                                         (25,571)                                                   (25,571)
   Minimum pension liability,
net of tax                                                                                   (38)      (38)        (38)
   Unrealized holding gain on
derivatives, net of tax                                                      1,095                   1,095       1,095
                                                                                                              --------
     Total comprehensive loss                                                                                  (24,514)
Loans to related party                                              (10)                                           (10)
                                --------  -------  --------     -------    -------      --------   -------    --------
Balance September 30, 2003      $      -  $81,377 $(154,778)    $(1,370)   $     -      $ (4,202)  $(4,202)   $(78,973)
                                ========  =======  ========     =======    =======      ========   =======    ========

        The accompanying notes are an integral part of these statements.

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                For the Nine Months Ended
                                                                                      September 30,
                                                                                      -------------
                                                                                   2003           2002
                                                                                   ----           ----
                                                                                (Unaudited)
Cash flows from operating activities:
   Net loss                                                                     $ (25,571)     $ (12,459)
   Adjustments to reconcile net (loss) to cash flows from operations:
     Depreciation, depletion and amortization                                      17,678         22,223
     Debt issuance amortization                                                     1,437          1,333
     Deferred income taxes                                                         (2,750)       (12,851)
     Disposal of property, plant and equipment (gain) loss                           (502)           (94)
     Third-party products liability claims                                         (2,105)             -
     Early extinguishment of debt                                                   6,979              -
     Gain on sale of discontinued operations                                       (6,369)             -
     Cumulative effect of change in accounting principle                             (526)        14,738
     Other                                                                            704          1,003
     Changes in assets and liabilities:
          Trade receivables                                                        (4,763)       (11,629)
          Non-trade receivables                                                       317         (1,075)
          Payable to parent                                                           (12)           (58)
          Inventories                                                                 237            410
          Prepaid expenses and other current assets                                (2,285)        (1,678)
          Accounts payable and accrued liabilities                                  8,472          7,115
          Accrued interest                                                         (6,538)        (4,960)
          Income taxes                                                               (176)        (1,374)
                                                                                ---------      ---------
               Net cash provided by / (used for) operating activities             (15,773)           644

Cash flows from investing activities:
     Capital expenditures                                                          (4,560)       (12,048)
     Proceeds from sale of discontinued operations, net of fees                   154,641              -
     Proceeds from sale of property, plant and equipment                            3,383            386
     Loans to related party                                                           (10)            32
                                                                                ---------      ---------
               Net cash provided by / (used for) investing activities             153,454        (11,630)

Cash flows from financing activities:
     Decrease in book overdraft                                                    (2,537)        (4,330)
     Issuance of long-term debt                                                    15,236              -
     Repayment of long-term debt                                                 (128,709)        (7,815)
     Net revolver credit agreement facility                                       (17,097)        21,950
     Financing fees                                                                (1,386)             -
     Prepayment penalties                                                          (3,541)             -
     Principal payments on capital lease obligations                                 (648)          (666)
                                                                                ---------      ---------
               Net cash provided by / (used for) financing activities            (138,682)         9,139

               Net decrease in cash                                                (1,001)        (1,847)

Cash and cash equivalents, beginning of period
                                                                                    1,330          2,493
Cash and cash equivalents, ending of period                                     $     329      $     646

Schedule of noncash financing activities:
Assets acquired by entering into capital lease obligations                      $     194      $     955

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


2.  Discontinued Operations

On April 10, 2003, the Company signed an agreement for the sale of its aggregates business, Better Materials Corporation, to a subsidiary of Hanson Building Materials America, Inc. ("Hanson"). On July 18, 2003, the Company completed the sale, receiving total cash consideration of $158.3 million including an estimated adjustment for changes in the closing balance sheet of the aggregates business. Final cash consideration is subject to Hanson's review and acceptance of the closing balance sheet and may increase or decrease upon completion of that review, which is expected to occur in the fourth quarter. Proceeds have not been reduced for the effect of a $2.0 million contingent liability to Hanson that will be eliminated when certain post-closing zoning and permit objectives are achieved. The Company believes achievement of these objectives will be reached within the five-year term of the contingency.

As a result of the sale, the financial statements have been restated to reflect discontinued operations. Sales from discontinued operations were $7.5 million and $42.9 million for the three months ended September 30, 2003 and 2002, respectively and $47.7 million and $104.0 million for the nine months ended September 30, 2003 and 2002, respectively. Income (loss) before income taxes for these operations were $3.2 million loss and $3.5 million income for the three months ended September 30, 2003 and 2002, respectively and $15.6 million loss and $3.7 million loss for the nine months ended September 30, 2003 and 2002, respectively. Significant categories of assets and liabilities from discontinued operations are included in the following table:

                                                        December 31,
  (In thousands)                                           2002
                                                           ----
  Accounts receivable                                    $ 18,551
  Inventories                                              14,776
  Property, plant, and equipment, net                     170,000
  Other assets                                              6,224
                                                         --------
     Total assets                                         209,551
                                                         --------
  Book overdraft                                              956
  Accounts payable and accrued liabilities                  7,778
  Deferred income taxes                                    43,919
  Other liabilities                                         8,534
                                                         --------
     Total liabilities                                     61,187
                                                         --------
     Net assets                                          $148,364
                                                         ========

3.  Inventories

At September 30, 2003 and December 31, 2002, inventory consisted of the following:

                                                     September 30,  December 31,
                                                          2003          2002
                                                          ----          ----
  (In thousands)
  Supplies (net of $102 and $98 obsolescence reserve)   $ 9,568       $ 9,448
  Raw materials and work in process                       3,870         3,852
  Finished goods                                          3,357         3,806
                                                        -------       -------
                                                        $16,795       $17,106

4.  Segment Information

The Company formerly operated in the industrial minerals and aggregates business segments which are more fully described in the Form 10-K. As a result of the sale of the aggregates segment, as discussed above, the financial statements have been prepared with the aggregates segment presented as discontinued operations. Accordingly, segment information is no longer applicable.

5.  Impact of Recent Accounting Standards

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143 (FAS 143), Accounting for Asset Retirement Obligations. FAS 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets. Previously, the Company provided for this obligation as described in Note 2.j. in the Form 10-K and, as a result, recognized a $335,000 gain, net of income taxes of $191,000, as a cumulative effect of a change in accounting principle as of January 1, 2003. As of September 30, 2003, the Company reported a liability of $7.0 million in other noncurrent liabilities related to this obligation. As of January 1, 2003, the liability was $8.6 million, which included $1.9 million from discontinued operations. The liability was increased by $317,000 in additional expense for the nine months ended September 30, 2003.

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

The adoption of FAS 142, effective January 1, 2002, resulted in goodwill impairment of $8.6 million, net of income taxes of $6.1 million, and represented the elimination of the entire amount of goodwill previously reported on the balance sheet. In accordance with FAS 142, this amount was recorded as a cumulative effect of accounting change as of the beginning of the 2002. The Company performed its assessment of goodwill and other intangible assets by comparing the fair value of the aggregates segment, which has been determined to be the only reporting unit that had goodwill, to its net book value in accordance with the provisions of FAS 142. The Company estimated the fair value of the reporting unit based upon a combination of several valuation methods including residual income, replacement cost and market approaches, giving appropriate weighting to such methods in arriving at an estimate of fair value. The Company's equity is not subject to market quotations.

6.  Contingencies

The Company's principal operating subsidiary, U.S. Silica Company, was named as a defendant in an estimated 17,620 new product liability claims filed between January 1, 2003 and September 30, 2003, as compared to an estimated 2,000 claims filed between January 1, 2002 and September 30, 2002. During the nine month period ended September 30, 2003, new claims filed by state were 12,491 claims in Mississippi, 3,928 claims in Texas, 731 claims in Louisiana, 316 claims in Ohio, 76 claims in Oklahoma, 67 claims in Pennsylvania, 2 claims in California, 1 claim in Minnesota and 1 claim in Indiana. U.S. Silica was named as a defendant in 5,100 similar claims in 2002, with 3,100 of these claims filed in November and December, 2002. Total open claims as of September 30, 2003 were an estimated 23,936, as compared to an estimated 7,141 open claims as of December 31, 2002 and an estimated 3,676 open claims as of September 30, 2002. Almost all of the claims pending against U.S. Silica arise out of the alleged use of U.S. Silica products in foundries or as an abrasive blast media and have been filed against it and numerous other defendants.

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

ITT Industries, Inc., successor to a former owner of U.S. Silica, has agreed to indemnify U.S. Silica for third party silicosis claims (including litigation expenses) filed against it prior to September 12, 2005 alleging exposure to U.S. Silica products for the period prior to September 12, 1985, to the extent of the alleged exposure prior to that date. This indemnity is subject to an annual deductible of $275,000, which is cumulative and subject to carry-forward adjustments. The Company fully accrued this deductible on a present value basis when it acquired U.S. Silica. As of September 30, 2003 and December 31, 2002, this accrual amounted to $1.9 million and $1.9 million, respectively. Pennsylvania Glass Sand Corporation, predecessor to U.S. Silica, was a named insured on insurance policies issued to ITT Industries for the period April 1, 1974 to September 12, 1985 and to U.S. Borax (another former owner) for the period September 12, 1985 to December 31, 1985. To date, U.S. Silica has not sought coverage under these policies. However, as a named insured, it believes that coverage under these policies will be available to it. Ottawa Silica Company (a predecessor that merged into U.S. Silica in 1987) had insurance coverage on an occurrence basis prior to July 1, 1985.

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

No additional charges to income were recorded in the nine month period ended September 30, 2003. However, due to the uncertainty of the outcome of the petition for review filed with the Texas Supreme Court in the Tompkins case (see
Part II, Item 1, Legal Proceedings in this Quarterly Report on Form 10-Q), U.S. Silica has increased the amount of both the long term liability for third party product liability claims and the non-current asset for probable insurance and indemnity recoveries each by $6.0 million. In addition, it paid $8.4 million in defense and settlement costs, and invoiced ITT Industries $5.8 million under the terms of the indemnity agreement with them resulting in retained losses to us of $2.6 million in the period. For the comparable nine-month period ended September 30, 2002, the Company paid $3.0 million in defense and settlement costs, and invoiced ITT Industries $2.4 million, resulting in retained losses to the Company of $0.6 million.

The balance in the long term liability for third party product liability claims was $66.8 million at September 30, 2003 and non-current asset for probable insurance and indemnity recoveries was $40.6 million as of that date.

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

Given the inherent uncertainty in making future projections, U.S. Silica plans to have these projections periodically updated based on its actual claims experience and other relevant factors such as changes in the judicial system and legislative actions. The Company will record any required adjustments that result from the completion of an updated actuarial study during the fourth quarter of 2003. The results of such updated actuarial study can not be estimated at this time, however such amounts could be significant to the Company's results of operations.

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

8. New Credit Agreement

On September 12, 2003, the Company, through its operating subsidiary U. S. Silica Company, completed a new $30.0 million, asset-based revolving line of credit agreement with Wachovia Bank, National Association ("Wachovia"), a copy of which is attached as Exhibit 10 to the Current Report on Form 8-K, filed September 12, 2003. Proceeds from the new revolving credit agreement were used to repay all remaining amounts due under, and terminate, the previously outstanding senior secured credit agreement with BNP Paribas, provide the Company with a $10.0 million line for letters of credit and to fund its general liquidity needs.

Under the terms of the new revolving credit agreement, which expires June 30, 2008, the Company has pledged as security all of its personal property, inventory, and accounts receivable, along with first mortgage liens on its Berkeley Springs, West Virginia, Montpelier, Virginia and Pacific, Missouri plant operations as collateral for the loan. The revolving credit agreement includes certain conditions to borrowings, representations and covenants, including required minimum fixed charge coverage and maximum leverage covenant ratios that are measured quarterly, other covenants that impose significant restrictions on the Company, and certain events of default, including an event of default upon the occurrence of a material adverse change. Advances under the new credit agreement bear interest at either LIBOR plus 250 basis points, or prime plus 125 basis points, at our option.

Monthly borrowing availability (the borrowing base) is determined by a formula, taking into consideration eligible accounts receivable and inventory, reduced by any outstanding letters of credit and a pro-rata reduction for future interest payments due with respect to the senior subordinated notes. Each day, all cash receipts are automatically applied as a reduction against any advances made by Wachovia to the Company, and, subject to the satisfaction or waiver of the conditions to borrowing set forth in the revolving credit agreement, Wachovia will advance at the Company's request new borrowings to meet its daily cash requirements, up to the amount available under the borrowing base. If the monthly borrowing base is less than the $30.0 million total line of credit, then, at Wachovia's sole discretion, advances in excess of the borrowing base may be made up to the full amount of the $30.0 million line of credit.

U.S.   Silica's   obligations   under  the   revolving   credit   agreement  are
unconditionally and irrevocably guaranteed, jointly and severally, by the Company's parent company, the Company, and the Company's domestic subsidiaries.

As of September 30, 2003 the available borrowing base was $27.0 million, with $12.7 million drawn as of that date and $8.1 million allocated for letters of credit, leaving $6.2 million available for general corporate use under this revolving credit agreement. As of this date, total debt outstanding was approximately $164.0 million, consisting of the $12.7 million drawn under the revolver, $150.0 million of 13% senior subordinated notes due 2009 and $1.3 million in miscellaneous other debt including capital leases. Projected cash interest expense on the Company's debt is approximately $20.5 million over the next 12 months.

Although the final maturity date of the revolving credit agreement is June 30, 2008, as required under generally accepted accounting principles, the borrowings under this facility have been classified on the balance sheet as a current liability due to the fact that Wachovia has the right to declare the occurrence of a material adverse change at its sole discretion, which could result in all borrowings outstanding under this agreement to be declared immediately due and payable by Wachovia.

9. Debt Covenants

As of June 30, 2003 the Company was not in compliance with the financial covenants of the senior secured credit agreement as amended on April 17, 2003, and accordingly was in default under the senior secured credit agreement. As a result of the sale of the aggregates segment and the subsequent debt refinancing, all defaults under the senior secured credit agreement were cured and the agreement was terminated. As of September 30, 2003, the Company is in compliance with its financial covenants under the new revolving credit facility described in note 8 above.

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

     On April 10, 2003, we signed an agreement for the sale of our aggregates business, Better Materials Corporation, to a subsidiary of Hanson Building Materials America, Inc. ("Hanson") as discussed in more detail under "Liquidity and Capital Resources" that follows. On July 18, 2003, we completed the sale, receiving total cash consideration of $158.3 million before fees and expenses. The current and historical results from operations of our aggregates business are being reported as discontinued operations, net of all applicable taxes, in our management's discussion and analysis that follows, and the financial statements included in this report have been restated accordingly.

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

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

     Sales. Sales decreased $1.1 million, or 2.3%, to $46.3 million in the three months ended September 30, 2003 from $47.4 million in the three months ended September 30, 2002 primarily from decreased shipments to the glass, foundry and fillers and extenders market segments, only partially offset by increased shipments to the oil & gas extraction market segment. Transportation revenue, which is provided as a service to our customers but has no gross margin impact to us, was $7.5 million in both the three months ended September 30, 2003 and the three months ended September 30, 2002.

     Cost of Goods Sold. Cost of goods sold decreased $1.2 million, or 3.3%, to $35.2 million in the three months ended September 30, 2003 from $36.4 million in the three months ended September 30, 2002, primarily due to the reduction in sales volume noted earlier, partially offset by a $0.5 million increase in the price of drier fuel.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization decreased $0.3 million, or 7.3%, to $3.8 million in the three months ended September 30, 2003 from $4.1 million in the three months ended September 30, 2002 as several capital assets have become fully depreciated without a corresponding reinvestment.

     Selling, General and Administrative. Selling, general and administrative expenses increased $1.4 million, or 28.6%, to $6.3 million in the three months ended September 30, 2003 from $4.9 million in the three months ended September 30, 2002. The increase in selling, general and administrative expenses was primarily due to $1.6 million in costs incurred related to our efforts to sell the aggregates business and complete our debt refinancing, and $0.9 million in accrued separation payments for several executive officers, partially offset by a $1.0 million decrease in the costs recorded for silica litigation. Changes in silica litigation accruals and expense will be made periodically when we update or revise the third party studies that estimate our future exposure to third party products liability litigation. The Company will record any required adjustments that result from the completion of an updated actuarial study during the fourth quarter of 2003. The results of such updated actuarial study can not be estimated at this time, however such amount could be significant to the Company's results of operations. See "Significant Factors Affecting Our Business
- Silica Health Risks and Litigation May Have a Material Adverse Effect on Our Business" included elsewhere in this Quarterly Report on Form 10-Q.

     Operating Income. Operating income incurred for the three months ended September 30, 2003 was $1.0 million as compared to operating income of $2.0 million in the three months ended September 30, 2002 as a result of the factors noted earlier.

     Interest Expense. Interest expense decreased $1.2 million, or 15.4%, to $6.6 million in the three months ended September 30, 2003 from $7.8 million in the three months ended September 30, 2002 due primarily to a decrease in the total amount of our debt.

     Loss on Early Extinguishment of Debt. We recorded an expense of $7.0 million for the early extinguishment of debt in the three months ended September 30, 2003 consisting of $3.5 million in previously capitalized debt issuance costs written off, $2.4 million in prepayment penalties, and $1.1 million to cancel interest rate hedges on the senior secured debt upon the repayment and retirement of our senior secured credit facility on September 12, 2003.

     Other Income. Other income increased $0.4 million to $0.8 million for the three months ended September 30, 2003 from $0.4 million for the three months ended September 30, 2002 as a result of a gain on sale of idle land.

     Benefit of Income Taxes. The benefit for income taxes on continuing operations for the three months ended September 30, 2003 reflects an estimated benefit for the first nine months of the year using an annual effective tax rate of 25%. The benefit for income taxes for the three months of continuing operations ended September 30, 2002 reflected an annual effective rate of 60%. The effective tax rate declined in the current year primarily due to a tax valuation allowance recorded in the current year that reduced the book value of our deferred tax credits and net operating loss carry-forwards to the amounts reasonably expected to be utilized in the future.

     Net Loss From Continuing Operations. Net loss from continuing operations increased $6.2 million to $11.7 million for the three months ended September 30, 2003, from a net loss of $5.5 million for the three months ended September 30, 2002 as a result of the early extinguishment of debt and the other factors noted earlier.

     Gain on Sale of Discontinued Operations. A gain of $6.4 millionon the sale of the aggregates business was realized for the three month period ended September 30, 2003. The recorded gain was computed against the revised book value of the aggregates business, after taking into effect the $107.9 million asset impairment charge for the aggregates business previously recorded in 2002. Neither the current year gain, nor the asset impairment charge recorded in 2002, have any tax effect, due to offsetting tax valuation allowances.

     Income/Loss from Operations of Discontinued Operations. Net loss from our discontinued aggregates business segment was $3.3 million in the three months ended September 30, 2003 as compared to net income of $6.5 million in the three months ended September 30, 2002, due primarily to the seasonality of the aggregates business and completion of the divestiture prior to the normal seasonal earnings period of that business.

     Net Loss. Net loss for the three month period ended September 30, 2003 was $6.8 million as compared to net income of $2.5 million for the three month period ended September 30, 2002 as a result of the factors noted earlier.

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

     Sales. Sales decreased $0.3 million, or 0.2%, to $138.2 million in the nine months ended September 30, 2003 from $138.5 million in the nine months ended September 30, 2002. Increased shipments totaling $2.4 million to the oil & gas-fracturing, and glass market segments were offset by $2.8 million in reduced shipments to the foundry and fillers and extenders market segments. Transportation revenue, which is provided as a service to our customers but has no gross margin impact to us, decreased $0.3 million to $22.7 million for the nine months ended September 30, 2003 from $22.4 million for the nine months ended September 30, 2002.

     Cost of Goods Sold. Cost of goods sold increased $1.6 million, or 1.5%, to $106.6 million in the nine months ended September 30, 2003 from $105.0 million in the nine months ended September 30, 2002, primarily from a $2.4 million increase in the price of drier fuel, partially offset by reduced sales volume and miscellaneous cost reductions at various operating sites.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization was $11.8 million in both the nine months ended September 30, 2003 and the nine months ended September 30, 2002, as several capital assets have become fully depreciated without a corresponding reinvestment.

     Selling, General and Administrative. Selling, general and administrative expenses increased $3.9 million, or 27.5%, to $18.1 million in the nine months ended September 30, 2003 from $14.2 million in the nine months ended September 30, 2002. The increase in selling, general and administrative expenses was primarily due to accrued separation expenses of $4.0 million for several of our former executive officers including our former Chief Executive Officer, $1.3 million in compensation expense related to the sale of Better Materials Corporation, $1.7 million in fees and expenses related to our efforts to complete our new debt refinancing, and other inflationary cost increases, partially offset by a $0.4 million decrease in bad debt accruals, a $2.1 million decrease in the costs recorded for silica litigation and other miscellaneous cost reductions. Changes in silica litigation accruals and expense will be made periodically when we update or revise the third party studies that estimate our future exposure to third party products liability litigation. The Company will record any required adjustments that result from the completion of an updated actuarial study during the fourth quarter of 2003. The results of such updated actuarial study can not be estimated at this time, however such amount could be significant to the Company's results of operations. See "Significant Factors Affecting Our Business - Silica Health Risks and Litigation May Have a Material Adverse Effect on Our Business" included elsewhere in this Quarterly Report on Form 10-Q.

     Operating Income. Operating income for the nine months ended September 30, 2003 was $1.6 million as compared to $7.6 million for the nine months ended September 30, 2002 as a result of the factors noted earlier.

     Interest Expense. Interest expense decreased $0.9 million, or 3.8%, to $23.0 million in the nine months ended September 30, 2003 from $23.9 million in the nine months ended September 30, 2002 due primarily to an increase in the total amount of our debt.

     Loss on Early Extinguishment of Debt. We recorded an expense of $7.0 million for the early extinguishment of debt in the nine months ended September 30, 2003 consisting of $3.5 million in previously capitalized debt issuance costs written off, $2.4 million in prepayment penalties, and $1.1 million to cancel interest rate hedges on the senior secured debt upon the repayment and retirement of our senior secured credit facility on September 12, 2003.

     Benefit of Income Taxes. The benefit for income taxes on continuing operations for the nine months ended September 30, 2003 reflected an effective tax rate expected to be realizable for the year of approximately 25%. The benefit for income taxes on continuing operations for the nine month period ended September 30, 2002 reflected an effective tax rate of 60%.

     Net Loss From Continuing Operations. Net loss from continuing operations increased $13.3 million to $20.1 million for the nine months ended September 30, 2003, from a net loss of $6.8 million for the nine months ended September 30, 2002 primarily as a result of the early extinguishment of debt and the other factors noted earlier.

     Gain on Sale of Discontinued Operations. A gain of $6.4 million on the sale of the aggregates business was realized for the nine month period ended September 30, 2003. The recorded gain was computed against the book value of the aggregates business, after taking into effect the $107.9 million asset impairment charge for the aggregates business previously recorded in 2002.

     Loss/Income from Operations of Discontinued Operations. Net loss from our discontinued aggregates business segment was $12.2 million in the nine months ended September 30, 2003 as compared to a net income of $2.9 million in the nine months ended September 30, 2002, due primarily to a 44% reduction in asphalt volume shipped prior to divestiture and the completion of the divestiture prior to the normal seasonal earnings period of that business.

     Cumulative Effect of Change in Accounting for Asset Retirement Obligations. Under Statement of Financial Accounting Standards Number 143, Accounting for Asset Retirement Obligations, new standards were developed to account for the obligation incurred by the Company for the ultimate retirement of tangible long-lived assets. Upon adoption of this accounting standard, we recorded a $0.3 million after tax credit in the nine month period ended September 30, 2003.

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

     Net Loss. Net loss for the nine month period ended September 30, 2003 was $25.6 million as compared to a net loss of $12.5 million for the nine month period ended September 30, 2002 as a result of the factors noted earlier.


Liquidity and Capital Resources

     Our principal liquidity requirements have historically been to service our debt, meet our working capital, capital expenditure and mine development expenditure needs and finance acquisitions. We are a holding company and as such we conduct substantially all our operations through our subsidiaries. As a holding company, we are dependent upon dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations, and have historically met our liquidity and capital investment needs with internally generated funds supplemented from time to time by borrowings under various revolving credit facilities. Conversely, we have funded our acquisitions through borrowings and equity investments. Our total debt as of September 30, 2003 was $164.0 million and our total stockholder's deficit as of that date was $78.6 million, giving us total debt representing approximately 192% of total capitalization. Our debt level makes us more vulnerable to economic downturns and adverse developments in our business.

     Net cash used in operating activities including our discontinued aggregates business was $15.8 million for the nine months ended September 30, 2003 compared to $0.6 million of net cash provided by operations for the nine months ended September 30, 2002. Cash used by operating activities increased $16.4 million in 2003 due primarily to $18.3 million in decreased earnings at our discontinued operating segment.

     Net cash provided by investing activities was $153.5 million for the nine month period ended September 30, 2003 primarily from $154.6 million in net cash proceeds received from the sale of our aggregates business and $3.4 million in net cash proceeds from the sale of idle land, partially offset by $3.1 million in capital expenditures at our discontinued operations and $1.5 million of capital expenditures in our continuing operations. Cash used for investing activities in the nine month period ended September 30, 2002 totaled $11.6 million, primarily due to $9.1 million in capital expenditures made in our discontinued operations and $2.9 million of capital expenditures made in our continuing operations.

     Cash flow used for financing activities was $138.7 million for the nine months ended September 30, 2003 as compared to $9.1 million of cash provided by financing activities for the nine months ended September 30, 2002. The $147.8 million increase in cash used for financing activities is due to a $130.6 million net reduction in our debt, $2.4 million in prepayment penalties related to that debt reduction and $1.1 million to cancel interest rate hedges on the senior debt, in the nine month period ended September 30, 2003 as compared to a $14.1 million increase in long-term debt in the nine months ended September 30, 2002.

     Interest payments on our 13% senior subordinated notes due 2009 ($150 million outstanding as of September 30, 2003), which are unconditionally and irrevocably guaranteed, jointly and severally, by our domestic subsidiaries, debt service for the amounts outstanding under our revolving credit agreement described below, working capital, capital expenditures and mine development expenditures, incurred in the normal course of business as current deposits are depleted, represent our current significant liquidity requirements.

     On April 10, 2003, we entered into an agreement to sell our aggregates business to Hanson. On July 18, 2003, we completed the sale, receiving total cash consideration of $158.3 million before fees and expenses including an estimated adjustment for changes in the closing balance sheet of our aggregates business. Final cash consideration is subject to Hanson's review and acceptance of the closing balance sheet and may increase or decrease upon completion of that review. Proceeds have not been reduced for the effect of a $2.0 million contingent liability to Hanson that will be eliminated if certain post-closing zoning and permit objectives are achieved. We believe achievement of these objectives will be reached within the five-year term of the contingency. Proceeds from the sale are less than we originally anticipated due to a $3.0 million purchase price reduction, reflecting an estimate of the damages and losses caused by an incident that occurred on June 25, 2003 at one of the operating sites included in the sale. While we believe that some portion of this loss will be recoverable under our insurance policies, there is no guarantee that we will receive any reimbursement for the claim.

     Net proceeds from the sale, after deducting $4.9 million in fees, expenses and interest on our previously outstanding senior secured term loans, were $153.4 million, which were used to permanently reduce and eliminate our tranche A and tranche B term loans under our prior senior secured credit agreement, totalling $107.9 million in the aggregate, and $45.5 million of the $50.0 million available to us under the related revolving credit facility, including $5.5 million in cash collateral for outstanding letters of credit.

     On September 12, 2003, through our operating subsidiary U. S. Silica Company, we completed a new $30.0 million, asset-based revolving line of credit agreement with Wachovia Bank, National Association ("Wachovia"), a copy of which is attached as Exhibit 10 to our Current Report on Form 8-K, filed September 12, 2003. Proceeds from the new revolving credit agreement were used to repay all remaining amounts due under, and terminate, our previously outstanding senior secured credit agreement with BNP Paribas, provide us with a $10.0 million line for letters of credit and to fund our general liquidity needs.

     Under the terms of the new revolving credit agreement, which expires June 30, 2008, we have pledged as security all of our personal property, inventory, and accounts receivable, along with first mortgage liens on our Berkeley Springs, West Virginia, Montpelier, Virginia and Pacific, Missouri plant operations as collateral for the loan. The revolving credit agreement includes certain conditions to borrowings, representations and covenants, including required minimum fixed charge coverage and maximum leverage covenant ratios that are measured quarterly, other covenants that impose significant restrictions on us, and certain events of default, including an event of default upon the occurrence of a material adverse change. Advances under the new credit agreement bear interest at either LIBOR plus 250 basis points, or prime plus 125 basis points, at our option.

     Monthly borrowing availability (the borrowing base) is determined by a formula, taking into consideration eligible accounts receivable and inventory, reduced by any outstanding letters of credit and a pro-rata reduction for future interest payments due with respect to our senior subordinated notes. Each day, all cash receipts are automatically applied as a reduction against any advances made by Wachovia to us, and, subject to the satisfaction or waiver of the conditions to borrowing set forth in the revolving credit agreement, Wachovia will advance at our request new borrowings to meet our daily cash requirements, up to the amount available under the borrowing base. If the monthly borrowing base is less than the $30.0 million total line of credit, then, at Wachovia's sole discretion, advances in excess of the borrowing base may be made up to the full amount of the $30.0 million line of credit.

     U.S.  Silica's   obligations  under  the  revolving  credit  agreement  are unconditionally and irrevocably guaranteed, jointly and severally, by our parent company, us, and our domestic subsidiaries.

     As of September 30, 2003 our available borrowing base was $27.0 million, with $12.7 million drawn as of that date, and $8.1 million allocated for letters of credit leaving $6.2 million available for our general corporate use under this revolving credit agreement. As of this date, our total debt outstanding was approximately $164.0 million, consisting of the $12.7 million drawn under the revolver, $150.0 million of 13% senior subordinated notes due 2009 and $1.3 million in miscellaneous other debt including capital leases. Projected cash interest expense on our debt is approximately $20.5 million over the next 12 months.

     Capital expenditures decreased $7.4 million to $4.6 million in the nine months ended September 30, 2003 from $12.0 million in the nine months ended September 30, 2002. Our expected capital expenditure and mine development expenditures for 2003 are $8.0 million.

     Our ability to satisfy our debt obligations and to pay principal and interest on our debt, fund working capital, mine development and acquisition requirements and make anticipated capital expenditures will depend on the future performance of our subsidiaries, which is subject to general economic, financial and other factors, some of which are beyond our control. We cannot be certain that the cash earned by our subsidiaries will be sufficient to allow us to pay principal and interest on our debts and meet our other obligations. As a result of the completion of the sale of our aggregates business, our cash flow from operations are dependent on the results of our industrial minerals segment. We believe that based on current levels of operations from our industrial minerals business, cash flow will be adequate for at least the next twelve months to meet operating requirements. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the revolving credit agreement in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If we do not have enough cash, we may be required to refinance all or part of our existing debt, including the senior subordinated notes, sell assets, borrow more money or raise equity. We cannot guarantee that we will be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us, or at all.


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

     One of our subsidiaries, U.S. Silica, was named as a defendant in an estimated 17,620 new product liability claims filed between January 1, 2003 and September 30, 2003, as compared to an estimated 2,000 claims filed between January 1, 2002 and September 30, 2002. During the nine month period ended September 30, 2003, new claims filed by state were 12,491 claims in Mississippi, 731 claims in Louisiana, 3,928 claims in Texas, 316 claims in Ohio, 76 claims in Oklahoma, 67 claims in Pennsylvania 2 claims in California, 1 claim in Minnesota and 1 claim in Indiana. U.S. Silica was named as a defendant in 5,100 similar claims in 2002, with 3,100 of these claims filed in November and December, 2002. Total open claims as of September 30, 2003 were an estimated 23,936, as compared to an estimated 7,141 open claims as of December 31, 2002 and an estimated 3,676 open claims as of September 30, 2002. Almost all of the claims pending against U.S. Silica arise out of the alleged use of U.S. Silica products in foundries or as an abrasive blast media and have been filed against us and numerous other defendants.

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

     No additional charges to income were recorded in the nine month period ended September 30, 2003. However, due to the uncertainty of the outcome of the petition for review filed with the Texas Supreme Court in the Tompkins case (see
Part II, Item 1, Legal Proceedings in this Quarterly Report on Form 10-Q ), we have increased the amount of both the long term liability for third party product liability claims and the non-current asset for probable insurance and indemnity recoveries each by $6.0 million. In addition, we paid $8.4 million in defense and settlement costs in the nine month period ended September 30, 2003, and invoiced ITT Industries $5.8 million under the terms of the indemnity agreement with them resulting in retained losses to us of $2.6 million in the nine months ended September 30, 2003. For the comparable nine month period ended September 30, 2002 we paid $3.0 million in defense and settlement costs, and invoiced ITT Industries $2.4 million, resulting in retained losses to us of $0.6 million.

     The amount recorded for the long term liability for third party product liability claims was $66.8 million at September 30, 2003 and the non-current asset for probable insurance and indemnity recoveries was $40.6 million as of that date.

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

     Given the inherent uncertainty in making future projections, we plan to have these projections periodically updated based on our actual claims experience and other relevant factors such as changes in the judicial system and legislative actions. We will record any required adjustments that result from the completion of an updated actuarial study during the fourth quarter of 2003. The results of such updated actuarial study can not be estimated at this time, however such amounts could be significant to our results of operations.

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


Forward-Looking Statements

     This quarterly report, including this management's discussion and analysis of financial condition and results of operations section, includes "forward-looking statements." We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our plans, intentions and expectations reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that our plans, intentions or expectations will be achieved. We believe that the following factors, among others, could affect our future performance and cause actual results to differ materially from those expressed or implied by these forward-looking statements: (1) general and regional economic conditions, including the economy in the states in which we have production facilities and in which we sell our products; (2) demand for residential and commercial construction; (3) demand for automobiles and other vehicles; (4) the competitive nature of the industrial minerals industry; (5) operating risks typical of the industrial minerals industry; (6) fluctuations in prices for, and availability of, transportation, power, petroleum based products and other energy products;
(7) unfavorable weather conditions; (8) regulatory compliance, including compliance with environmental and silica exposure regulations, by us and our customers; (9) litigation affecting our customers; (10) product liability litigation by our customers' employees affecting us, including the adequacy of indemnity and insurance coverage and of the reserves we have recorded relating to current and future litigation; (11) changes in the demand for our products due to the availability of substitutes for products of our customers; (12) labor unrest; and (13) interest rate changes and changes in financial markets generally.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Information regarding our financial instruments that are sensitive to changes in interest rates is contained in our Annual Report on Form 10-K for the year ended December 31, 2002. This information has not changed materially in the interim period since December 31, 2002.

Item 4. Controls and Procedures

     Based on their review and evaluation, as of September 30, 2003, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) were effective. There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation of our disclosure controls and procedures referred to in the preceding sentence that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

We are a defendant in various lawsuits related to our business. These matters include lawsuits relating to the exposure of persons to silica. On April 20, 2001, in an action pending in Beaumont, Texas (Donald Tompkins et al v. American Optical Corporation et al), a jury rendered a verdict against Ottawa Silica Company and Pennsylvania Glass Sand Corporation, predecessors to U.S. Silica, in the amount of $7.5 million in actual damages. On June 1, 2001, the trial judge entered judgment on the verdict against U.S. Silica in the amount of $5,928,000 in actual damages (the verdict of $7.5 million, less credits for other settlements), approximately $464,000 in prejudgment interest and $40,000 in court costs. In addition, punitive damages were settled for $600,000. In light of the facts entered into evidence relating to the timing of the exposure, we believe that the entire judgment and settlements of the Tompkins action are covered by a combination of Ottawa Silica Company's insurance coverage and the current indemnity agreement of ITT Industries, in each case, discussed in our Annual Report on Form 10-K for the year ended December 31, 2002 and elsewhere in this Quarterly Report on Form 10-Q. After the judgment was entered by the trial judge and upon the posting of a bond, we filed an immediate appeal to the appropriate appellate court in Texas, which upheld the trial court's ruling. A petition for review was filed with the Texas Supreme Court. In August, the Texas Supreme Court requested the parties submit full briefs on the merits of the case. Our brief was filed on October 27, 2003 and the plaintiffs have until late November to respond. We have no indication when the Texas Supreme Court will rule on the case. For a detailed discussion of the potential liability to us from silica-related product liability claims, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Significant Factors Affecting Our Business-Silica Health Risks and Litigation May Have a Material Adverse Effect on Our Business" discussed in our Annual Report on Form 10-K for the year ended December 31, 2002 and elsewhere in this Quarterly Report on Form 10-Q.


Item 6.  Exhibits and Reports on Form 8-K

A. Exhibits

 EXHIBIT    EXHIBIT
 NUMBER

          Credit Agreement dated as of September 8, 2003 among U.S. Silica Company, as Borrower, BMAC Holdings, Inc., Better Minerals & Aggregates Company, The Fulton Land and Timber Company, Ottawa Silica Company, Pennsylvania Glass Sand Corporation, George F. Pettinos, LLC
10 and BMAC Services Co., Inc., each as Affiliate Guarantors, the financial institutions identified as Lenders on the signature pages thereto, and Wachovia Bank, National Association, as Administrative Agent and Swingline Lender (incorporated by reference from Exhibit 10 to our Current Report on Form 8-K dated September 12, 2003)

31.1      Certification of Chief Executive Officer Pursuant to Rule 15d-14(a)

31.2      Certification of Chief Financial Officer Pursuant to Rule 15d-14(a)

32.1 Statement of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2 Statement of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

B.      Reports on Form 8-K

A Current Report on Form 8-K dated July 18, 2003 was filed with the Securities and Exchange Commission by us reporting information under Item 2 (Acquisition or Disposition of Assets), Item 5 (Other Events and Required FD Disclosure), Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 12 (Results of Operations and Financial Condition).

A Current Report on Form 8-K dated August 1, 2003 was filed with the Securities and Exchange Commission by us reporting information under Item 12 (Results of Operations and Financial Condition).

A Current Report on Form 8-K dated September 12, 2003 as filed with the Securities and Exchange Commission by us reporting information under Item 5 (Other Events and Required FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 2003        Better Minerals & Aggregates Company

                         By: /s/ Gary E. Bockrath
                             --------------------
                             Name: Gary E. Bockrath
                             Title:   Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS

 EXHIBIT    EXHIBIT
 NUMBER

          Credit Agreement dated as of September 8, 2003 among U.S. Silica Company, as Borrower, BMAC Holdings, Inc., Better Minerals & Aggregates Company, The Fulton Land and Timber Company, Ottawa Silica Company, Pennsylvania Glass Sand Corporation, George F. Pettinos, LLC
10 and BMAC Services Co., Inc., each as Affiliate Guarantors, the financial institutions identified as Lenders on the signature pages thereto, and Wachovia Bank, National Association, as Administrative Agent and Swingline Lender (incorporated by reference from Exhibit 10 to our Current Report on Form 8-K dated September 12, 2003)

31.1      Certification of Chief Executive Officer Pursuant to Rule 15d-14(a)

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




Date:    November 13, 2003                      /s/John A. Ulizio
                                                -----------------
                                                 John A. Ulizio
                                      President and Chief Executive Officer

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


Date:    November 13, 2003                 /s/Gary E. Bockrath
                                           -------------------
                                            Gary E. Bockrath
                                   Vice President and Chief Financial Officer

                                                                    Exhibit 32.1


                      STATEMENT OF CHIEF EXECUTIVE OFFICER

     In connection with the filing of the Quarterly Report of Better Minerals & Aggregates Company (the "Company") on Form 10-Q for the quarterly period ended September 30, 2003 (the "Report"), I, John A. Ulizio, the chief executive officer of the Company, certify for the purpose of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge:

     (i) the Report fully complies with the requirements of section 15(d) of the Securities Exchange Act of 1934; and

     (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


November 13, 2003

                                  By: /S/   John A. Ulizio
                                      ------------------------------
                                      John A. Ulizio
                                      President and Chief Executive Officer of
                                       Better Minerals & Aggregates Company

                                                                    Exhibit 32.2


                      STATEMENT OF CHIEF FINANCIAL OFFICER

     In connection with the filing of the Quarterly Report of Better Minerals & Aggregates Company (the "Company") on Form 10-Q for the quarterly period ended September 30, 2003 (the "Report"), I, Gary E. Bockrath, the chief financial officer of the Company, certify for the purpose of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge:

     (i) the Report fully complies with the requirements of section 15(d) of the Securities Exchange Act of 1934; and

     (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


November 13, 2003

                             By: /S/    GARY E. BOCKRATH
                                 ------------------------------
                                 Gary E. Bockrath
                                 Vice President and Chief Financial Officer of
                                   Better Minerals & Aggregates Company