Form 10-K
period 2003-12-31
BETTER MINERALS & AGGREGATES CO
filed 2004-03-30
CIK 1108673

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION

REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Class	Outstanding as of March 1, 2004
Common Stock	100 shares

Forward-Looking Information

This Annual Report on Form 10-K contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our plans, intentions and expectations reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that our plans, intentions or expectations will be achieved. We caution investors that all forward-looking statements involve risks and uncertainties, including those arising out of economic, climatic, political, regulatory, competitive and other factors. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 21E. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements we make in this Annual Report on Form 10-K are set forth in this Annual Report on Form 10-K. We believe that the following factors, among others, could affect our future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this Annual Report on Form 10-K:

–	general and regional economic conditions, including the economy in the states in which we have production facilities and in which we sell our products;

–	demand for residential and commercial construction;

–	demand for automobiles and other vehicles;

–	interest rate changes and changes in financial markets generally;

–	the competitive nature of the industrial minerals industry;

–	operating risks typical of the industrial minerals industry;

–	fluctuations in prices for, and availability of, transportation, power, petroleum-based products and other energy products;

–	unfavorable weather conditions;

–	regulatory compliance, including compliance with environmental and silica exposure regulations, by us and our customers;

–	litigation affecting our customers;

–	product liability litigation by our customers’ employees affecting us, including the adequacy of indemnity and insurance coverage and of the reserves we have recorded relating to current and future litigation;

–	changes in the demand for our products due to the availability of substitutes for products of our customers; and

–	labor unrest.

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

i

Industry Data

Information contained in this Annual Report on Form 10-K concerning the industrial minerals industry, our general expectations concerning that industry and our market position and market share and the end use markets we serve are based on estimates prepared by us using data from various sources (primarily the U. S. Geological Survey, including its web site at www.usgs.gov, the Committee on Environment and Public Works of the United States Senate and data from our internal research) and on assumptions made by us, based on that data and our knowledge of the industry, which we believe to be reasonable. We believe data regarding the industrial minerals industry and our market position and market share within the end use markets we serve are inherently imprecise, but are generally indicative of their size and our market position and market share within those end use markets. While we are not aware of any misstatements regarding any industry data presented in this Annual Report on Form 10-K, our estimates, particularly as they relate to our general expectations concerning the industrial minerals industry, involve risks and uncertainties and are subject to change based on various factors, including those discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Factors Affecting Our Business” and elsewhere in this Annual Report on Form 10-K. The information contained in, or linked to, the web sites referenced in this paragraph does not constitute part of this Annual Report on Form 10-K.

Measurements

When used in this Annual Report on Form 10-K:

–	data in tons or tonnage is measured in “short” tons (2,000 pounds);

–	mesh refers to size measured in sieve openings per square inch and thus as mesh size increases, particle size decreases; and

–	microns refer to size (one micron is equal to 0.00004 of an inch).

ii

PART I

Item 1.         Business

Overview of Better Minerals & Aggregates Company

We mine, process and market industrial minerals, principally industrial silica, in the eastern and midwestern United States. We are the second leading producer of industrial silica in the United States, accounting for approximately 22% of industry volume in 2003, and believe that we have leading positions in most of our key end use markets for our silica products, typically occupying the number one or two position by sales. These end use markets include container glass, fiberglass, specialty glass, flat glass, fillers and extenders, chemicals and ceramics. We also supply our silica products to the foundry, building materials and other end use markets. We operate a network of 14 production facilities in 13 states. Many of our production facilities are located near major modes of transportation and our significant customers, which reduces transportation costs and enhances customer service. Our principal industrial minerals properties each have deposits that we believe will support production in excess of 15 years.

Products

Our industrial minerals products are processed to meet a broad range of chemical purity, particle shape and sizing specifications. Our key industrial minerals products are known as unground silica, ground silica, fine ground silica, kaolin and aplite. Our unground silica products consist of silica of various size grades ranging from 120 to 20 mesh. For the year ended December 31, 2003, we sold 5.4 million tons of unground silica. Our ground silica products consist of unground silica that is further processed into sizes of 40 to 125 microns. For the year ended December 31, 2003, we sold 535,000 tons of ground silica. Our fine ground silica products consist of ground silica that we have further processed with highly engineered equipment into size grades of 5 to 40 microns. For the year ended December 31, 2003, we sold 53,000 tons of fine ground silica. In addition to our silica products we also produce a limited amount of kaolin and aplite. Kaolin is a mineral co-product in our production of silica in Kosse, Texas that we sell primarily as a filler and extender to the paints and coatings industry. For the year ended December 31, 2003, we sold 37,000 tons of kaolin. Aplite is an alumina source produced at our Montpelier, Virginia facility that we sell primarily to the glass industry. For the year ended December 31, 2003, we sold 230,000 tons of aplite.

End Use Markets and Customers

We generate sales from a diversified base of customers and end use markets. During the year ended December 31, 2003, we exceeded $10 million in sales in each of 7 distinct end use markets, and no single customer accounted for more than 8% of our sales. Our industrial mineral products are sold into a variety of end use markets, as described below.

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

We estimate that in 2003 our shipments of industrial silica to the container glass, fiberglass, specialty glass and flat glass end use markets accounted for approximately 28% of the total volume of industrial silica shipped to the glass end use markets in the United States.

Foundry. We supply unground and ground silica to the foundry end use market for use in the production of automotive, heavy equipment and machine tool castings. We estimate that in 2003 we accounted for approximately 14% of the silica volume shipped to the foundry end use market in the United States.

Fillers and Extenders. We supply unground, ground and fine ground silica and kaolin to the paints and coatings end use market as fillers and extenders in the production of architectural, industrial and traffic paints, and to the rubber and plastic end use market for use in the production of epoxy molded countertops and silicone rubber. We estimate that in 2003 we accounted for approximately 30% of the silica volume shipped to the fillers and extenders end use market in the United States. We are able to ship certain of these products, which are primarily marketed on a local basis, to customers nationally as well as regionally. In addition, we are also able to compete internationally with some of these products.

Building Materials. We supply unground, ground and fine ground silica and kaolin to the building materials end use market for use in the production of bricks, stucco, concrete and asphalt shingles. We estimate that in 2003 we accounted for approximately 25% of the silica volume shipped to the building materials end use market in the United States.

Chemicals. We supply unground and ground silica to the chemicals end use market where it is used in the manufacture of sodium silicate, which is used in products such as detergents, paper textile, finishing and dental products. We estimate that in 2003 we accounted for approximately 50% of the silica volume shipped to the chemicals end use market in the United States.

Ceramics. We supply unground, ground and fine ground silica and kaolin to the ceramics end use market for use in the production of ceramic whiteware, floor tiles and glaze formulations. We estimate that in 2003 we accounted for approximately 20% of the silica volume shipped to the ceramics end use market in the United States.

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

Competition

We operate in the highly competitive industrial silica industry. Transportation costs are a significant portion of the total cost of industrial minerals to customers, typically representing up to 50% of that cost. As a result, the industrial minerals markets are typically local, and competition from beyond the local area is limited. Although we experience competition in all of our end use markets, we believe that we are a leading producer in the key end use markets and geographic areas that we serve.

The industrial silica industry is a competitive market that is characterized by a small number of large, national producers and a larger number of small, regional producers. We are the second leading producer of industrial silica in the United States, accounting for approximately 22% of industry volume in 2003. We compete with, among others, Unimin Corporation, Fairmount Minerals, Inc., Oglebay Norton Industrial Sands, Inc. and Badger Mining Corporation. Competition in the industrial minerals industry is based on price, consistency and quality of product, site location, distribution capability, customer service, reliability of supply, breadth of product offering and technical support. In addition, there is significant underutilized capacity in the industrial minerals industry that could adversely affect the pricing of our industrial minerals products.

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

Technical Support

We operate an industrial minerals laboratory to monitor the quality of our products, plants and services. The laboratory has four principal functions. The technical service function provides support to both current and prospective customers and performs controlled tests for a variety of applications. The lab also assists foundries in their quality control programs through periodic testing of their sand and equipment, a service that has enabled us to increase our business by acquiring several large foundries as customers. The application function evaluates the chemical, physical and performance characteristics of our products and those of our competitors. These evaluations assist us in developing new products and applications and enable us to provide our customers with technical support and recommendations. The analytical function both provides support for plants lacking the ability to provide certain technical information to customers, and analyzes drill core samples to provide data for short- and long-term mine planning. The mineral processing function is designed to simulate all plant processes, primarily preparing and analyzing drill core samples for mine planning purposes and providing expertise in plant problem troubleshooting. We are ISO 9001:2000 registered at eight plants.

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

We have taken a number of steps to address environmental activities in a proactive manner, including performing environmental audits and also Phase I environmental assessments (which generally include a site inspection, interviews and a records review, but do not include soil or groundwater sampling) on all of our properties in 1995 and again in July 2003. In addition, we have removed all known underground storage tanks, replaced PCB-containing transformers with non-PCB transformers and are developing and implementing an “environmental information management system” to allow us to better track permits and compliance matters.

Some of our facilities have a long history of industrial operations. As such, we may have liability for cleanup of contamination from historical discharges of hazardous materials. For example, we may be required to remediate groundwater contamination at our Rockwood, Michigan facility. Although the contamination has not moved off our site and has not affected drinking water supplies, further action may be required by state authorities. Our Ottawa, Illinois facility has trace levels of arsenic contamination in surface water and in the groundwater beneath the quarries. Studies by third-party consultants to date have shown that there is no health risk to workers and that our product is not contaminated. We believe that we may have claims against responsible third parties or have insurance coverage for these matters. We also believe that, even assuming third-party or insurance recoveries were not successful, all known remediation matters, individually or in the aggregate, would not have a material adverse effect on us. We have identified other areas of historic waste disposal on our properties. Historically, the waste, pallets, bags, scrap metal and other wastes from the plant sites were dumped on certain of our lands. The presence of the disposal areas has not materially impacted, and is not expected to materially impact, our operations or otherwise have a material adverse effect on us.

Regulation of Silica. The Occupational Safety and Health Administration (“OSHA”), regulates work place exposure to crystalline silica at our customer locations through “permissible exposure levels,” commonly referred to as PELs and through other regulations. In December 2003, OSHA stated that it was evaluating a rulemaking regarding crystalline silica. To date, OSHA has not yet proposed a rule, and the only specific action item with a date in the regulatory agenda was the completion of a report pursuant to the Small Business Regulatory Enforcement Fairness Act, in January 2004.

The Mining Safety and Health Administration (“MSHA”) regulates occupational health and safety matters for mining. Accordingly, MSHA regulates our quarries and industrial minerals processing facilities. The MSHA “threshold limit value” for crystalline silica (in the form of quartz) is the same as the current OSHA PEL. In the December 2003 Department of Labor regulatory agenda, MSHA stated that it is “considering several options to reduce miners’ exposure to crystalline silica,” and has scheduled the issuance of an advance notice of proposed rulemaking for May 2004.

The U.S. Consumer Product Safety Commission (“CPSC”) is studying the potential for crystalline silica exposure arising from the use of play sand. It is expected that the CPSC work will be completed in 2004.

The U.S. Environmental Protection Agency (“EPA”), had noted that crystalline silica would be a substance evaluated by the EPA pursuant to its Integrated Risk Information System (“IRIS”) program. However, in a February 9, 2004 Federal Register notice relating to the IRIS program, the EPA stated that it would remove crystalline silica from the program because of limited EPA resources and a “lower overall priority at this time.” In addition, several states have considered, and a few have promulgated, regulations regarding crystalline silica air emissions. For example, in Oklahoma and Texas, crystalline silica is considered a toxic air contaminant. As such, these states have established maximum allowable ambient concentrations, or MAACs, for crystalline silica (quartz). Generally, these MAACs establish limits for facility crystalline silica emissions, measured at the facility property line. The IRIS initiative and state MAAC standards could result in lower permit limits requiring costly equipment upgrades or operational restrictions.

In 2002, Massachusetts classified crystalline silica smaller than 10 micron in particle size and used for abrasive blasting or in foundry molding operations as a toxic substance for purposes of the state’s toxic use reduction act program. The toxic use reduction act program imposes fees on the use of toxic substances and requires certain users of toxic substances to develop plans to reduce the use of the toxic substance. California requires that a warning accompany any chemical that the state has published as being known to cause cancer. “Silica, crystalline (airborne particles of respirable size)” has been included as a carcinogen under these criteria since 1988. These state programs, or others similar to them or the Oklahoma or Texas regulatory programs, may have the effect of reducing our customers’ demand for silica products.

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

Mining and Processing of Minerals. In addition to the regulatory matters described above, the industrial minerals industries is subject to extensive governmental regulation on matters such as permitting and licensing requirements, plant and wildlife protection, wetlands protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. Our future success depends upon the quantity of our industrial minerals deposits and our ability to extract these deposits profitably. It is difficult for us to estimate quantities of recoverable deposits, in part due to future permitting and licensing requirements. We believe we have obtained all material permits and licenses required to conduct our present mining operations. However, we will need additional permits and renewals of permits in the future. We may be required to prepare and present to governmental authorities data pertaining to the impact that any proposed exploration or production activities may have upon the environment. New site approval procedures may require the preparation of archaeological surveys, endangered species studies and other studies to assess the environmental impact of new sites. Compliance with these regulatory requirements is expensive, requires an investment of funds well before the potential producer knows if its operation will be economically successful and significantly lengthens the time needed to develop a new site. Furthermore, obtaining or renewing required permits is sometimes delayed or prevented due to community opposition and other factors beyond our control. New legal requirements, including those related to the protection of the environment, could be adopted that could materially adversely affect our mining operations (including the ability to extract mineral deposits), our cost structure or our customers’ ability to use our industrial minerals products.

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

Employees

As of March 1, 2004, we had approximately 760 employees, of which approximately 440 were represented by 9 local unions under 10 union contracts. These union contracts have remaining durations ranging from one to four years. Over the last 10 years, we have been involved in numerous labor negotiations, only two of which have resulted in a work disruption at one of our 14 facilities. During these disruptions, the operations of the facilities and our ability to serve our customers were not materially affected. Although we consider our current relations with our employees to be good, if we do not maintain these good relations, or if a work disruption were to occur, we could suffer a material adverse effect.

Item 2.         Properties

We own or lease a number of properties located in the eastern and midwestern United States. Our headquarters is in Berkeley Springs, West Virginia. Set forth below is the location, use, status and number of years of remaining reserves, owned and leased, as of December 31, 2003 for each of our principal properties:

Location	Use	Status	Number of Years Remaining Reserves (1)
			Owned	Leased	Total
Berkeley Springs, WV	Corporate offices	Owned	N/A	N/A	N/A
Berkeley Springs, WV	Silica mining and processing	Owned	22	—	22
Columbia, SC	Silica mining and processing	Leased	—	28	28
Dubberly, LA	Silica mining and processing	Owned/Leased	30	—	30
Hurtsboro, AL	Silica mining and processing	Owned/Leased	—	13	13
Jackson, TN	Silica mining and processing	Owned	30	—	30
Kosse, TX	Silica and kaolin mining and processing	Owned/Leased	28	—	28
Mapleton Depot, PA	Silica mining and processing	Owned/Leased	7	12	19
Mauricetown, NJ	Silica processing	Owned	N/A	N/A	N/A
Mill Creek, OK	Silica mining and processing	Owned/Leased	25	—	25
Millville, NJ	Silica mining and processing	Owned/Leased	24	—	24
Montpelier, VA	Aplite mining and processing	Owned/Leased	34	—	34
Ottawa, IL	Silica mining and processing	Owned	55	—	55
Pacific, MO	Silica mining and processing	Owned	60	—	60
Port Elizabeth, NJ	Construction sand mining and processing	Owned	38	—	38
Rockwood, MI	Silica processing	Owned	N/A	N/A	N/A

(1)	The number of years of remaining reserves for each of our principal properties as of December 31, 2003 is based on extraction and production information collected during 2003.

With respect to each operation at which we mine industrial minerals, we obtain permits from various governmental authorities prior to the commencement of mining. The current deposits on our properties are sufficient to support production, based on historical rates of production ranging from approximately thirteen years to approximately 60 years. We obtain permits to mine deposits as needed in the normal course of business based on our mine plans and state and local regulatory provisions regarding mine permitting and licensing. Based on our historical permitting experience, we expect to be able to continue to obtain necessary mining permits to support historical rates of production. Industrial minerals properties which have deposits (which include both permitted and unpermitted deposits) that we believe are sufficient to support production for over 15 years accounted for approximately 97% of our sales for the year ended December 31, 2003. Additionally, to further assure sufficient deposits and adequate facilities to meet future demand, we plan to obtain new deposits through expansion of existing sites, where feasible, and acquisitions of industrial minerals property.

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

Item 3.         Legal Proceedings

We are a defendant in various lawsuits related to our business. These matters include lawsuits relating to the exposure of persons to silica. On April 20, 2001, in an action pending in Beaumont, Texas (Donald Tompkins et al v. American Optical Corporation et al), a jury rendered a verdict against Ottawa Silica Company and Pennsylvania Glass Sand Corporation, predecessors to U.S. Silica, in the amount of $7.5 million in actual damages. On June 1, 2001, the trial judge entered judgment on the verdict against U.S. Silica in the amount of $5,928,000 in actual damages (the verdict of $7.5 million, less credits for other settlements), approximately $464,000 in prejudgment interest and $40,000 in court costs. In addition, punitive damages were settled for $600,000. In light of the facts entered into evidence relating to the timing of the exposure, we believe that the entire judgment and settlements of the Tompkins action are covered by a combination of Ottawa Silica Company’s insurance coverage and the current indemnity agreement of ITT Industries, in each case, discussed elsewhere in this Annual Report on Form 10-K. After the judgment was entered by the trial judge and upon the posting of a bond, we filed an immediate appeal to the appropriate appellate court in Texas, which upheld the trial court’s ruling. A petition for review has been filed with the Texas Supreme Court. In August, the Texas Supreme Court requested the parties submit full briefs on the merits of the case. Our brief was filed on October 27, 2003, the plaintiffs filed a responsive brief, and we filed a reply brief to the plaintiff’s response in January 2004. The Texas Supreme Court has not set an argument date, and we have no indication when the Texas Supreme Court will rule on the case.

For a detailed discussion of the potential liability to us from silica-related product liability claims, please see “Managements Discussion and Analysis of Financial Condition and Results of Operations—Significant Factors Affecting Our Business—Silica Health Risks and Litigation May Have a Material Adverse Effect on Our Business.”

Item 4.         Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Not applicable.

Item 6.        Selected Financial Data

The following table sets forth our selected historical consolidated financial and other data as of the end of and for the periods presented. The selected historical consolidated financial data as of December 31, 2003 and December 31, 2002 and for the years ended December 31, 2003, 2002 and 2001 have been derived from our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of December 31, 2001, December 31, 2000 and December 31, 1999 and for the years ended December 31, 2000 and 1999 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

	2003	2002	2001	2000	1999 (1)
	(Dollars in Thousands)

Statement of Operations Data:

Net sales from continuing operations (2)	$182,466	$184,747	$189,747	$192,590	$191,263

Operating (loss)/income from continuing operations (2)	(1,682)	(14,051)	12,287	6,723	12,172

Net (loss)/income from continuing operations (2)	(51,245)	(28,613)	(10,283)	(13,754)	(2,804)
Net (loss)/income from discontinued operations (3)	(4,012)	(61,367)	6,239	4,206	3,803
Cumulative effect of change in accounting principle	335	(8,623)	—	—	—

Net (loss)/income	$(54,922)	$(98,603)	$(4,044)	$(9,548)	$999

Balance Sheet Data:
Total assets (2)	$227,001	$425,874	$515,644	$538,286	$551,603
Total debt (2)	161,011	294,922	288,086	289,405	287,505

(1)	Includes the results of the Morie Assets from April 9, 1999, the date of acquisition, and the results of Commercial Stone from October 1, 1999, the date of acquisition.
(2)	In July, 2003 we sold our aggregates business and their results have been excluded from continuing operations data. Selected balance sheet data has not been restated and includes the assets of the aggregates business, and our historic debt for the period 1999 through 2002.
(3)	Includes a $107.9 million pre-tax charge for the difference between the estimated fair value of our aggregates business and its previous carrying amount, recorded in 2002.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our audited consolidated financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K.

Overview

We mine, process and market industrial minerals, principally industrial silica, in the eastern and midwestern United States. We are a holding company that conducts substantially all our operations through our subsidiaries. We were incorporated in Delaware in January 1996 and purchased U.S. Silica Company, which was organized in 1927 as the Pennsylvania Glass Sand Corporation, from U.S. Borax in February 1996. After purchasing U.S. Silica, we subsequently completed the following acquisitions and dispositions:

–	In July 1998, we acquired George F. Pettinos, Inc. (Pettinos), a producer of aggregates with operations in Berlin, New Jersey and a processor of silica with operations in Ontario, Canada.

–	In December 1998, we acquired Better Materials Corporation (Better Materials), an aggregates producer in southeastern Pennsylvania.

–	In April 1999, we acquired certain operating assets in southern New Jersey from Unimin Corporation (the Morie Assets), which are used in the production and sale of silica and aggregates.

–	In October 1999, we acquired Commercial Stone Co., Inc., a crushed stone and hot mixed asphalt producer in southwestern Pennsylvania, CATS and related quarry properties (collectively, Commercial Stone).

–	In February 2000, we sold one of our two Canadian subsidiaries, George F. Pettinos (Canada) Limited (PECAL).

–	In April 2001, Commercial Stone merged with Better Materials, with Better Materials surviving. As a result of this merger, CATS became a wholly-owned subsidiary of Better Materials.

–	On July 18, 2003, we sold Better Materials to a subsidiary of Hanson Building Materials of America, Inc. (Hanson), receiving total cash consideration of $158.3 million before fees and expenses. Proceeds were not reduced for the effect of a $2.0 million non-interest bearing contingent note payable by us to Hanson that will be forgiven if certain post-closing zoning and permit objectives are achieved. We believe achievement of these objectives will be reached within the five-year term of the note payable. Net proceeds from the sale, after deducting $4.9 million in fees, expenses and interest on our previously outstanding senior secured term loans, were $154.8 million, which were used to permanently reduce and eliminate our tranche A and tranche B term loans under our prior senior secured credit agreement, totaling $107.9 million in the aggregate, and $45.5 million under our previous revolving credit facility, including $5.5 million in cash collateral for outstanding letters of credit.

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

Cost of Goods Sold. Cost of goods sold includes the ongoing mining and processing costs of our operations (primarily labor costs, energy and power costs, repair and maintenance costs, transportation costs on customer shipments, costs of hiring third party subcontractors to drill and blast in our mining operations, as well as lease and royalty payments, at some locations).

Selling, General and Administrative. Selling, general and administrative expenses are the costs of operating our business, including corporate overhead and associated fees and expenses related to acquisitions and divestitures. Management fees to our financial and acquisition advisors, due diligence costs for any acquisitions that we are unable to complete and amounts recorded for product liability claims are also included in this category. See “Self-Insurance and Product Liability Claim Reserves” below.

Depreciable and Amortizable Assets. Acquired property and mineral deposits are recorded at cost. Costs to develop new mining properties are capitalized and amortized based on units of production. The purchase price of business acquisitions is allocated based on the fair values of assets acquired and liabilities assumed at that time. Depreciation is computed using the straight line method over the estimated useful lives of the assets, which ranges from 3 to 15 years. Depletion of mineral deposits is accounted for as the minerals are extracted, based on units of production and engineering estimates of total deposits. Accordingly, depletion expense will increase or decrease with changes in the volumes of minerals extracted or, prospectively, for changes in engineering estimates of total deposits. Amortization of various non-current assets such as non-competition agreements are made on a straight line basis over the life of the related agreement. Goodwill related to purchased acquisitions was amortized over 15 years. As described under “Recent Accounting Pronouncements,” the adoption of SFAS 142 eliminated goodwill amortization and required an evaluation of goodwill impairment upon adoption, as well as subsequent annual valuations. The Company reviews long-lived assets for impairment periodically in accordance with SFAS 144.

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

Self-Insurance and Product Liability Claim Reserves. We are self-insured for healthcare costs and, in some states, worker’s compensation. U.S. Silica is currently self-insured for third party product liability claims alleging occupational disease. We provide for estimated future losses based on reported cases and past claim history. Accounting for these liabilities requires us to use our best judgment. While we believe that our accruals for these matters are adequate, if the actual loss is significantly different than the estimated loss for these liabilities, our results of operations could be materially affected. See “Significant Factors Affecting Our Business – Silica Health Risks and Litigation May Have a Material Adverse Effect on Our Business” for a further discussion of the manner in which we record amounts for product liability claims.

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

Use of Estimates and Assumptions. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include doubtful accounts, amortization and depreciation, income taxes and related deferred tax valuation allowances, environmental and product liabilities, mine reclamation and employee benefit costs. Actual results could differ from those estimates.

Results of Operations

The following table sets forth our consolidated statement of operations data for the three years ended December 31, 2003, 2002, and 2001, and the percentage of sales of each line item for the periods presented. This statement of operations data is derived from our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31
	2003		2002		2001
	(Dollars in Millions)

Industrial minerals	$152.8	83.7%	$155.2	84.0%	$153.3	80.8%
Transportation revenue (1)	29.7	16.3	29.5	16.0	36.4	19.2

Total sales	182.5	100.0%	184.7	100.0%	189.7	100.0%
Cost of goods sold	110.9	60.8	112.6	61.0	105.9	55.8
Transportation expense (1)	29.4	16.1	29.2	15.7	36.2	19.1
Depreciation, depletion and amortization	15.8	8.7	15.9	8.6	17.1	9.0
Selling, general & administrative	28.0	15.3	41.1	22.3	18.2	9.6

Operating income (loss)	(1.6)	(0.9)	(14.1)	(7.6)	12.3	6.5
Interest expense	28.6	15.7	31.8	17.2	35.4	18.7
Early extinguishment of debt	7.0	3.8	—	—	—	—
Other income net, including interest income	(1.5)	(0.8)	(2.9)	(1.6)	(1.6)	(0.8)

(Loss) before income taxes	(35.7)	(19.6)	(43.0)	(23.2)	(21.5)	(11.4)
Provision/(benefit) for income taxes	15.5	8.5	(14.3)	(7.7)	(11.2)	(5.9)

Net (loss) from continuing operations	(51.2)	(28.1)	(28.7)	(15.5)	(10.3)	(5.5)

Gain on sale of discontinued operations	6.5	3.6	—	—	—	—
(Loss) income from discontinued operations	(10.5)	(5.8)	(61.3)	(33.2)	6.2	3.3

Total (loss) income from discontinued operations	(4.0)	(2.2)	(61.3)	(33.2)	6.2	3.3

Cumulative effect of change in accounting principle	0.3	0.2	(8.6)	(4.7)	—	—

Net Loss	$(54.9)	(30.1)%	$(98.6)	(53.4)%	$(4.1)	(2.2)%

(1)	Total sales includes the costs of transportation borne by our customers when we pay the costs on their behalf and are reimbursed by these customers. Transportation expense is our cost to provide this transportation for our customers and is included in cost of goods sold in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Transportation provided for our customers has no material effect on our net loss.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Sales. Sales decreased $2.2 million, or 1.2%, to $182.5 million in the year ended December 31, 2003 from $184.7 million in the year ended December 31, 2002.

Sales of industrial minerals products decreased $2.4 million, or 1.5%, to $152.8 million in the year ended December 31, 2003 from $155.2 million in the year ended December 31, 2002. This decline in product sales was primarily due to decreases in sales to the fillers & extenders, foundry, ceramics and glass container market segments partially offset by an increase in product sales to customers in the oil & gas, flat glass, specialty glass and fiberglass market segments.

Transportation revenue, which is the cost of transportation borne by our customers when we pay the costs on their behalf and are subsequently reimbursed by them, increased $0.2 million to $29.7 million in the year ended December 31, 2003 from $29.5 million in the year ended December 31, 2002.

Cost of Goods Sold. Cost of goods sold, excluding the cost of transportation that is reimbursed by our customers, decreased $1.7 million, or 1.5%, to $110.9 million in the year ended December 31, 2003 from $112.6 million in the year ended

December 31, 2002. The primary reason for the decrease was a 2.5% reduction in volume in our dried and processed products, and a $0.9 million reduction in multi-employer pension liabilities at several of our locations, partially offset by a $2.9 million increase in the price of drier fuel and increased costs of maintenance, wages and benefits, power and insurance.

Transportation expense, which is the cost of transportation for our customer shipments when we pay these costs on their behalf and are subsequently reimbursed by them, increased $0.2 million to $29.4 million in the year ended December 31, 2003 from $29.2 million in the year ended December 31, 2002.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization decreased $0.1 million $15.8 million for the year ended December 31, 2003 from $15.9 million for the year ended December 31, 2002.

Selling, General and Administrative. Selling, general and administrative expenses decreased $13.1 million, or 31.8%, to $28.0 million for the year ended December 31, 2003 from $41.1 million for the year ended December 31, 2002. Included in selling, general and administrative expense are our costs and accruals for third party product liability litigation relating to occupational health claims against our operating subsidiary. This subsidiary continued to incur a significant increase in new cases filed against it in the year ended December 31, 2003 and accordingly updated the comprehensive review of the estimated future costs of this litigation that was first undertaken in the year ended December 31, 2002. As a result, we recorded an additional expense of $5.8 million in the year ended December 31, 2003. See Significant Factors Affecting Our Business – Silica Health Risks and Litigation May Have a Material Adverse Effect on Our Business. Except for the decrease in charges for silica health litigation relating to occupational health claims, selling, general and administrative expense increased $6.0 million to $22.2 million for the year ended December 31, 2003 from $16.2 million for the year ended December 31, 2002, primarily due to $4.0 million in severance accruals and payments related to several executive officers, and $3.5 million in fees, expenses and incentive compensation related to the sale of our aggregates business and our debt restructuring, partially offset by reductions in compensation expense from workforce reductions related to the sale of our aggregates business.

Operating Loss. Operating loss incurred for the year ended December 31, 2003 was $1.6 million, as compared to operating loss of $14.1 million for the year ended December 31, 2002 as a result of the factors noted earlier, primarily the charges for occupational health claims from alleged silica exposure of $5.8 million in the year ended December 31, 2003 and $24.9 million in the year ended December 31, 2002.

Interest Expense. Interest expense decreased $3.2 million, or 10.0%, to $28.6 million for the year ended December 31, 2003 from $31.8 million for the year ended December 31, 2002 due primarily to reductions in our level of senior debt as a result of the sale of our aggregates business.

Early Extinguishment of Debt. In the year ended December 31, 2003, we incurred $7.0 million in charges related to the retirement of our senior secured credit facilities, including cash payments of $2.5 million in prepayment penalties on the Term C portion of the senior secured credit facility and $1.1 million in settlement charges for the cancellation of our interest rate hedges required under our senior secured credit facilities.

Provision for Income Taxes. The provision for income taxes of $15.5 million reflects the $19.5 million in regular tax benefits related to the current year loss, reduced by a $35.0 million valuation allowance to write-off all of our net deferred tax assets due to the uncertainty of the future utilization of our net operating loss and alternative minimum tax credit carry forwards.

Net Loss From Continuing Operations. Net loss from continuing operations increased $22.5 million to $51.2 million in the year ended December 31, 2003 from $28.7 million in the year ended December 31, 2002 as a result of the factors noted earlier.

Gain on Sale of Discontinued Operations. For the year ended December 31, 2003 we realized a $6.5 million gain on the sale of the aggregates business unit, based on the adjusted net asset value of the business sold. The net asset value of the aggregates business was reduced in the year ended December 31, 2002 by a pre-tax asset impairment charge of $107.9 million which was recorded as part of the loss from discontinued operations in the year ended December 31, 2002. The gain on sale may be adjusted once the outcome of a $3.2 million closing balance sheet working capital dispute with Hanson is resolved in 2004.

Loss From Discontinued Operations. The loss from discontinued operations, net of applicable income taxes, was $10.5 million in the year ended December 31, 2003 as compared to $61.4 million in the year ended December 31, 2002. As noted above, the loss from discontinued operations in the year ended December 31, 2002 included a $107.9 million pre-tax asset impairment charge ($63.1 million after consideration of the tax benefit on the asset impairment charge). The tax benefit from the loss on the sale of our aggregates business is offset by a corresponding $42.8 million valuation allowance due to the uncertainty of the future utilization of our capital loss carry forward.

Net Loss. Net loss for the year ended December 31, 2003 was $54.9 million as a result of the factors noted earlier, including the tax valuation allowance, and silica litigation charges.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Sales. Sales decreased $5.0 million, or 2.6%, to $184.7 million in the year ended December 31, 2002 from $189.7 million in the year ended December 31, 2001.

Sales of industrial minerals products increased $1.9 million, or 1.2%, to $155.2 million in the year ended December 31, 2002 from $153.3 million in the year ended December 31, 2001. The primary reason for the increase in sales was from increased silica and aplite sales to our glass customers, partially offset by a decline in sales to the oil & gas extraction market.

Transportation revenue, which is the cost of transportation borne by our customers when we pay the costs on their behalf and are subsequently reimbursed by them, decreased $6.9 million, to $29.5 million in the year ended December 31, 2002, from $36.4 million in the year ended December 31, 2001 as several customers changed their terms with us and now pay these costs directly to the transportation companies.

Cost of Goods Sold. Cost of goods, excluding the cost of transportation that is reimbursed by our customers, increased $6.7 million, or 6.3%, to $112.6 million in the year ended December 31, 2002 from $105.9 million in the year ended December 31, 2001 primarily from increased costs of maintenance, wages, premiums and benefits, power and insurance, offset by a $2.4 million reduction in the cost of drier fuel.

Transportation expense, which is the cost of transportation for our customer shipments when we pay these costs on their behalf and are subsequently reimbursed by them, decreased $7.0 million to $29.2 million in the year ended December 31, 2002 from $36.2 million in the year ended December 31, 2001 as a result of the change in customer terms noted earlier.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization decreased $1.2 million, or 7.0%, to $15.9 million for the year ended December 31, 2002 from $17.1 million for the year ended December 31, 2001, primarily from a $0.5 million decrease in the amortization of a covenant not to compete that expired in 2001.

Selling, General and Administrative. Selling, general and administrative expenses increased $22.9 million, or 125.8%, to $41.1 million for the year ended December 31, 2002 from $18.2 million for the year ended December 31, 2001. Included in selling, general and administrative expense are our costs and accruals for third party product liability litigation relating to occupational health claims against our operating subsidiary. This subsidiary incurred a significant increase in new cases filed against it in the fourth quarter of 2002 and accordingly performed a comprehensive review of the estimated future costs of this litigation, and, as a result, recorded a non-cash expense of $23.7 million in the year ended December 31, 2002, an increase of $22.3 million, from the $1.4 million of non-cash charges recorded in the year ended December 31, 2001. See Significant Factors Affecting Our Business – Silica Health Risks and Litigation May Have a Material Adverse Effect on Our Business. Except for the non-cash charges for silica health litigation relating to occupational health claims, selling, general and administrative expense increased $0.6 million to $17.4 million for the year ended December 31, 2002 from $16.8 million for the year ended December 31, 2001.

Operating Loss. Operating loss incurred for the year ended December 31, 2002 was $14.1 million, as compared to operating income of $12.3 million for the year ended December 31, 2001 as a result of the factors noted earlier, primarily the non-cash charges for occupational health claims from alleged silica exposure of $23.7 million.

Interest Expense. Interest expense decreased $3.6 million, or 10.2%, to $31.8 million for the year ended December 31, 2002 from $35.4 million for the year ended December 31, 2001 due primarily to decreased interest rates.

Benefit for Income Taxes. The benefit for income taxes of $14.3 million reflects the tax benefits related to the current year loss reduced by a $7.5 million valuation allowance from the uncertainty of the future utilization of our net operating loss carry forwards and alternative minimum tax credit carry forward.

Net Loss From Continuing Operations. Net loss from continuing operations increased $18.4 million to $28.7 million in the year ended December 31, 2002 from $10.3 million in the year ended December 31, 2001 as a result of the factors noted earlier.

Loss From Discontinued Operations. We recorded in the fourth quarter of 2002 a pre-tax asset impairment charge of $107.9 million ($63.1 million net of income tax benefits) to record the current fair market value of our aggregates business unit according to Statement of Financial Accounting Standards No. 144 Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144). The impairment analysis was necessitated by the sale process for our aggregates business which began late in the fourth quarter of 2002. Following the asset impairment charge, the proceeds from the sale of the aggregates business in 2003 approximated the value of the business.

Cumulative Effect of Change in Accounting for Goodwill. Under Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (SFAS 142), we were required to perform an asset impairment test on all goodwill recorded on our books as of January 1, 2002. The result of the impairment test was a complete write-down of the $14.7 million of goodwill recorded as an asset as of January 1, 2002, which was recorded as a cumulative effect of change in accounting. The goodwill was the result of the acquisitions of the Morie Assets and Commercial Stone completed in 1999 by the aggregates segment. Adoption of this standard, which was effective January 1, 2002, eliminated annual goodwill amortization expense of approximately $1.2 million. The $8.6 million expense recorded in the year ended December 31, 2002 is net of applicable income taxes of $6.1 million.

Net Loss. Net loss for the year ended December 31, 2002 was $98.6 million as a result of the factors noted earlier, but primarily the asset impairment charge, silica litigation charge and cumulative effect of the change in accounting for goodwill.

Liquidity and Capital Resources

Our principal liquidity requirements have historically been to service our debt, meet our working capital, capital expenditure and mine development expenditure needs and finance acquisitions. We are a holding company and as such we conduct substantially all our operations through our subsidiaries. As a holding company, we are dependent upon dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations, and have historically met our liquidity and capital investment needs with internally generated funds supplemented from time to time by borrowings under various revolving credit facilities. Conversely, we have funded our acquisitions through borrowings and equity investments. Our total debt as of December 31, 2003 was $161.0 million and our total stockholder’s deficit as of that date was $106.7 million, giving us total debt representing approximately 299% of total capitalization. Our debt level makes us more vulnerable to economic downturns and adverse developments in our business.

Net cash used by operating activities including our discontinued aggregates business was $12.6 million for the year ended December 31, 2003 as compared to net cash provided by operating activities of $9.2 million for the year ended December 31, 2002. Cash used by operating activities increased $21.8 million in 2003 due primarily to decreased earnings at our discontinued aggregates operating segment. Timing of the sale of the aggregates business occurred early in their seasonal earnings period and were not sufficient to offset their operating costs from earlier in the year. Comparing the partial year results for the period ending July 18, 2003, the date of the completion of the divestiture, to the full year results of the aggregates business for the year ended December 31, 2002, there was a $24.6 million decrease in cash provided by operating activities. This decrease in cash provided by operating activities was partially offset by a $2.7 million reduction in working capital from our continuing operations.

Net cash used for investing activities decreased $165.4 million to $152.5 million in cash provided from investing activities in the year ended December 31, 2003 from $12.9 million in cash used in investing activities in the year ended December 31, 2002. This decrease resulted from the $154.8 million in proceeds from the sale of our aggregates business, a $2.4 million increase in the proceeds from the sale of property, plant and equipment and a $8.3 million decrease in capital spending.

Cash flow used for financing activities was $141.2 million for the year ended December 31, 2003 as compared to cash provided by financing activities of $2.6 million for the year ended December 31, 2002. There was a $133.5 million reduction in short and long-term debt in the year ended December 31, 2003 consisting of a $142.9 million reduction in senior secured debt on the retirement of that credit facility, partially offset by a $9.7 million increase in short term borrowings under our new revolving line of credit. Additionally, we paid $2.5 million in prepayment penalties for the Term C portion of the senior secured debt reduction and $1.1 million to cancel interest rate hedges previously required under our senior secured credit facility.

Interest payments on our 13% senior subordinated notes due 2009 ($150 million outstanding as of December 31, 2003), which are unconditionally and irrevocably guaranteed, jointly and severally, by each of our domestic subsidiaries, debt service under our revolving credit agreement described below, working capital, capital expenditures and mine development expenditures, incurred in the normal course of business as current deposits are depleted, represent our current significant liquidity requirements.

On July 18, 2003, we sold our aggregates business to Hanson, receiving total cash consideration of $158.3 million before fees and expenses including an estimated adjustment for changes in the closing balance sheet of our aggregates business. Final cash consideration is subject to Hanson’s review and acceptance of the closing balance sheet which has been disputed by Hanson in an amount totaling $3.2 million and final proceeds may decrease by up to this amount upon completion of that review. Proceeds have not been reduced for the effect of a $2.0 million contingent liability to Hanson that will be eliminated if certain post-closing zoning and permit objectives are achieved. We believe achievement of these objectives will be reached within the five-year term of the contingency. Proceeds from the sale were reduced by a $3.0 million purchase price reduction, reflecting an estimate of the damages and losses caused by an incident that occurred on June 25, 2003 at one of the operating sites included in the sale. While we believe that some portion of this loss will be recoverable under our insurance policies, there is no guarantee that we will receive any reimbursement for the claim.

Net proceeds at the time of the sale, after deducting $4.9 million in fees, expenses and interest on our previously outstanding senior secured term loans, were $154.8 million, which were used to permanently reduce and eliminate our tranche A and tranche B term loans under our prior senior secured credit agreement, totalling $107.9 million in the aggregate, and $45.5 million of the $50.0 million available to us under the related revolving credit facility, including $5.5 million in cash collateral for outstanding letters of credit.

On September 12, 2003, through our operating subsidiary U.S. Silica, we completed a new $30.0 million, asset-based revolving line of credit agreement with Wachovia Bank, National Association (Wachovia), a copy of which was attached as Exhibit 10 to our Current Report on Form 8-K, filed September 12, 2003. Proceeds from the new revolving credit agreement were used to repay all remaining amounts due under, and terminate, our previously outstanding senior secured credit agreement with BNP Paribas, provide us with a $10.0 million line for letters of credit and to fund our general liquidity needs.

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

Monthly borrowing availability (the borrowing base) is determined by a formula, taking into consideration eligible accounts receivable and inventory, reduced by any outstanding letters of credit and a pro-rata reduction for future interest payments due with respect to our senior subordinated notes. Each day, all cash receipts are automatically applied as a reduction against any advances made by Wachovia to us, and, subject to the satisfaction or waiver of the conditions to borrowing set forth in the revolving credit agreement, Wachovia will advance at our request new borrowings to meet our daily cash requirements, up to the amount available under the borrowing base. If the monthly borrowing base is less than the $30.0 million total line of credit, then, at Wachovia’s sole discretion, advances in excess of the borrowing base may be made up to the full amount of the $30.0 million line of credit.

U.S. Silica’s obligations under the revolving credit agreement are unconditionally and irrevocably guaranteed, jointly and severally, by our parent company, us, and our domestic subsidiaries.

As of December 31, 2003, our available borrowing base was $29.8 million, with $9.7 million drawn as of that date, and $10.7 million allocated for letters of credit, including $2.6 million in duplicate letters of credit that are in the process of being returned to BNP Paribas, leaving $9.4 million available for our general corporate use under this revolving credit agreement. As of this date, our total debt outstanding was approximately $161.0 million, consisting of the $9.7 million drawn under the revolver, $150.0 million of 13% senior subordinated notes due 2009 and $1.3 million in miscellaneous other debt including capital leases. Projected cash interest expense on our debt is approximately $20.5 million over the next 12 months.

Capital expenditures decreased $8.3 million to $5.7 million in the year ended December 31, 2003 from $14.0 million in the year ended December 31, 2002. Our expected capital expenditure and mine development requirements for 2004 are $10.0 million.

As of December 31, 2003, the total of our future contractual cash commitments, including the repayment of our debt obligations under our revolving credit agreement and our senior subordinated notes, is summarized as follows:

	Payments Due by Period
Contractual Cash Obligations (In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Revolving Credit Agreement (1)	$9.7	$0.0	$0.0	$9.7	$0.0
Subordinated Long-Term Debt	150.0	0.0	0.0	0.0	150.0
Capital Lease Obligations (2)	0.4	0.3	0.1	0.0	0.0
Operating Lease Obligations (2)	3.4	1.6	1.5	0.3	0.0
Other Long-Term Obligations	0.9	0.3	0.5	0.1	0.0
Total Contractual Cash Obligations	$164.4	$2.2	$2.1	$10.1	$150.0

1)	For a further description of the annual payment terms for the debt incurred under our revolving credit agreement, please see note 6 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

2)	We are obligated under certain capital and operating leases for railroad cars, mining properties, mining and processing equipment, office space, transportation and other equipment. Certain of our operating lease arrangements include options to purchase the equipment for fair market value at the end of the original lease term. Ownership of the equipment under a capital lease transfers to us at the end of the original lease term. Annual operating and capital lease commitments are presented in more detail in note 5 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our ability to satisfy our debt obligations and to pay principal and interest on our debt, fund working capital, mine development requirements and make anticipated capital expenditures will depend on the future performance of our subsidiaries, which is subject to general economic, financial and other factors, many of which are beyond our control. We cannot be certain that the cash earned by our subsidiaries will be sufficient to allow us to pay principal and interest on our debts and meet our other obligations. As a result of the completion of the sale of our aggregates business in 2003, our cash flow from operations is dependent on the results of our industrial minerals business. We believe that based on current levels of operations from our industrial minerals business and anticipated growth, the cash flow from these operations will be adequate for at least the next twelve months to make required interest payments on our debt and meet operating requirements. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the revolving credit agreement in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If we do not have enough cash, we may be required to refinance all or part of our existing debt, including the senior subordinated notes, sell assets, borrow more money or raise equity. We cannot guarantee that we will be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us, or at all.

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

One of our subsidiaries, U.S. Silica, was named as a defendant in an estimated 19,200 product liability claims alleging silica exposure filed in the period January 1, 2003 to December 31, 2003. U.S. Silica was named as a defendant in 154 similar claims filed in 1998, 497 filed in 1999, 610 filed in 2000, 1,320 filed in 2001 and 5,225 filed in 2002. As of December 31, 2003, there were an estimated 25,000 silica-related products liability claims pending in which U.S. Silica is a defendant. Almost all of the claims pending against U.S. Silica arise out of the alleged use of U.S. Silica products in foundries or as an abrasive blast media and have been filed in the states of Texas and Mississippi.

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

ITT Industries, Inc., successor to a former owner of U.S. Silica, has agreed to indemnify U.S. Silica for third party silicosis claims (including litigation expenses) filed against it prior to September 12, 2005 alleging exposure to U.S. Silica products for the period prior to September 12, 1985, to the extent of the alleged exposure prior to that date. This indemnity is subject to an annual deductible of $275,000, which is cumulative and subject to carry-forward adjustments. The Company fully accrued this deductible on a present value basis when it acquired U.S. Silica. As of December 31, 2003 and 2002, this accrual amounted to $2.0 million and $1.9 million, respectively. Pennsylvania Glass Sand Corporation, predecessor to U.S. Silica, was a named insured on insurance policies issued to ITT Industries for the period April 1, 1974 to September 12, 1985 and to U.S.

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

Prior to 2002, we recorded amounts for product liability claims based on estimates of our portion of the cost to be incurred for all pending product liability claims and estimates based on the value of an incurred but not reported liability for unknown claims for exposures that occurred before 1976, when we began warning our customers and their employees of the health effects of crystalline silica. Estimated amounts recorded were net of any expected recoveries from insurance policies or the ITT Industries indemnity. The amounts recorded for product liability claims were estimates, which were reviewed periodically by management and legal counsel and adjusted to reflect additional information when available. As the rate of claims filed against the company and others in the industry increased in 2002, we determined it was no longer sufficient for management to solely estimate the product liability claims that might be filed against the company, and we retained the services of an independent actuary to estimate the number and costs of unresolved current and future silica related product liability claims that might be asserted against us. In 2003, the rate of new claims filed against the Company and others in the industry continued to increase, and the independent actuary updated the estimate of the number and costs of unresolved current and future silica related product liability claims that might be asserted against us.

The actuary relied on generally accepted actuarial methodologies and on information provided by us, including the history of reported claims, insurance coverages and indemnity protections available to us from third parties, the quantity of sand sold by market and by year through December 31, 2003, recent court rulings addressing the liability of sellers of silica sand, and other reports, articles and records publicly available that discuss silica related health risks, to estimate a range of the number and severity of claims that could be filed against the company over the next 50 years, the period found by the actuary to be reasonably estimable. The variables used to determine the estimate were further analyzed and multiple iterations were modeled by our actuary to calculate a range of expected outcomes.

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

Following the adverse developments during 2002, and based on the original study performed by our actuary, we recorded a pre-tax charge related to silica claims of $23.7 million in 2002 for the estimated undiscounted gross costs, including defense costs, after consideration of recoveries under the ITT indemnity and insurance, that we expect to incur over the next 50 years through the end of 2052. This resulted in a long term liability of $69.2 million related to third party product liability claims and a non-current asset of $40.9 million for probable insurance and indemnity recoveries at December 31, 2002.

As a result of the updated study performed for the year ending December 31, 2003, we recorded an additional pre-tax charge of $5.8 million in 2003 for the estimated undiscounted gross costs, including defense costs, after consideration of recoveries under the ITT Indemnity and insurance, that we expect to incur over the next 50 years through the end of 2053. This resulted in an increase in our long term liability to $108.1 million related to third party product liability claims and an increase in the non-current asset to $76.8 million for probable insurance and indemnity recoveries at December 31, 2003.

On an annual basis, our actuary has calculated that our cash portion of the retained losses (reflecting any insurance coverage and indemnity payments) over the next 10 years would average $2.1 million per year, ranging from $1.4 million to $2.3 million in any year. In 2003 and 2002, we incurred approximately $3.2 million and $1.2 million, respectively in retained cash losses.

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

Our Business Is Subject to Operating Risks, Including Fluctuations in Energy Prices. All of our revenue is and will be derived from our industrial minerals business. The mining, processing and related infrastructure facilities of this business are subject to risks normally encountered in the industrial minerals industry. These risks include environmental hazards, industrial accidents, technical difficulties or failures, late delivery of supplies, the price and availability of power, the price and availability of transportation, unusual or unexpected geological formations or pressures, cave-ins, pit wall failures, rock falls, unanticipated ground, grade or water conditions, flooding and periodic or extended interruptions due to the unavailability of materials and equipment, inclement or hazardous weather conditions, fires, explosions or other accidents or acts of force majeure. Any of these risks could result in damage to, or destruction of, our mining properties or production facilities, personal injury, environmental damage, delays in mining or processing, losses or possible legal liability. Any prolonged downtime or shutdowns at our mining properties or production facilities could have a material adverse effect on us. In addition, increased energy prices, particularly relating to natural gas, propane, diesel fuel and other petroleum-based products, could adversely affect operating costs and, therefore, operating results.

Demand for Our Products Is Affected by External Factors. Demand in the markets served by the industrial minerals industry is affected by many external factors, including the general and regional economic conditions in the states in which we produce and sell our products, demand for automobiles and other vehicles, the substitution of plastic or other materials for glass and demand for residential and commercial construction. General or localized economic downturns or other external factors adversely affecting demand in the areas where we sell our products could result in a decrease in sales and operating income and, therefore, could have a material adverse effect on us.

We Rely Heavily on Third Party Transportation. We rely heavily on railroads and trucking companies to ship our industrial minerals products to our customers. Because freight costs represent a significant portion of the total cost to the customer, fluctuations in freight rates can change the relative competitive position of our production facilities. Rail and trucking operations are subject to various hazards, including extreme weather conditions, work stoppages and operating hazards. If we are unable to ship our products as a result of the railroads or trucking companies failing to operate or if there are material changes in the cost or availability of railroad or trucking services, we may not be able to arrange alternative and timely means to ship our products, which could lead to interruptions or slowdowns in our businesses and, therefore, have a material adverse effect on us.

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 143 (SFAS 143), Accounting for Asset Retirement Obligations, was issued in June 2001. SFAS 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets. We previously provided for this obligation based on units of production over the life of our mining property and as of December 31, 2002 reported a liability of $9.9 million in other noncurrent liabilities related to this obligation. Effective January 1, 2003, we adopted SFAS 143 which requires the liability to be determined based on legal obligations that will be incurred when an asset is retired. As of December 31, 2003, we reported a liability of $7.1 million in other noncurrent liabilities related to this obligation. The resulting $0.5 million pre-tax gain from adoption was reported net of tax as a cumulative effect of a change in accounting principle as of January 1, 2003.

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

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires the disclosure of certain guarantees existing at December 31, 2002. In addition, Interpretation No. 45 requires the recognition of a liability for the fair value of the obligation of qualifying guarantee activities that are initiated or modified after December 31, 2002. Accordingly, we applied the recognition provisions of Interpretation No. 45 prospectively to guarantee activities initiated after December 31, 2002, with no significant impact on our financial statements.

Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (FIN 46R), replaces FIN 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, which had been issued in January 2003. FIN 46R clarifies some of the provisions of FIN 46 relating to variable interest entities (VIEs) and exempts certain entities from its requirements. FIN 46R addresses consolidation of VIEs which have one or more of the following characteristics: the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, the equity investors lack some essential characteristics of a controlling financial interest, and the equity investors have voting rights that are not proportionate to their economic interests. Application of FIN 46R is required in financial statements of companies that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004; however, early adoption is allowed. We have elected early adoption of the provisions of FIN 46R effective December 31, 2003. The adoption of this Statement did not have a material impact on our consolidated financial position or results of operations.

In January 2004, the Financial Accounting Standards Board issued Financial Accounting Standards Board Staff Position No. 106-a (FSP No. 106-a), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). Among other things, the new law will expand Medicare to include an outpatient prescription drug benefit beginning in 2006. Under FSP No. 106-a, companies may choose to report the effects of the Act in financial statements for the period that covers the date of the enactment (December 8, 2003) or they may choose to defer recognizing the effects of the Act until guidance is issued by the FASB. We have elected to defer accounting for the effects of the Act. Accordingly, our accumulated postretirement obligation and net postretirement health care costs do not reflect the effects of the Act on the plans. We are currently assessing the implications of this Act on our consolidated financial statements.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

We do not expect to enter into financial instruments for trading purposes. We anticipate periodically entering into interest rate swap agreements to effectively convert all or a portion of any floating-rate debt to fixed-rate debt in order to reduce our exposure to movements in interest rates. Such agreements would involve the exchange of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amounts. The impact of fluctuations in interest rates on the interest rate swap agreements is expected to be offset by the opposite impact on the related debt. We record the payments or receipts on the agreements as adjustments to interest expense. Swap agreements will only be entered into with syndicate banks. In addition, we may enter into interest rate cap agreements, which limit our variable rate interest to a specified level. In the future, we may enter into natural gas and other energy related hedge arrangements in order to reduce our exposure to changes in commodity energy prices.

As of December 31, 2003 we have no energy hedge agreements and no interest rate swap or cap agreements outstanding.

We are exposed to various market risks, including changes in interest rates. Market risk related to interest rates is the potential loss arising from adverse changes in interest rates.

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of the fixed interest rate debt will increase as the interest rates fall and decrease as interest rates rise. At December 31, 2003, the estimated fair value of our fixed interest rate long-term debt (including current portion) was approximately $40 million less than its carrying value of $150.0 million due to changes in market conditions for the senior subordinated notes, which were trading at 73% of their face value as of December 31, 2003.

Item 8.         Financial Statements and Supplementary Data

Report of Independent Auditors

To the Board of Directors and Stockholder of Better Minerals & Aggregates Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Better Minerals & Aggregates Company and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.” Also, as discussed in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations.”

PricewaterhouseCoopers LLP

New York, New York

March 24, 2004

Better Minerals & Aggregates Company

Consolidated Balance Sheets

December 31, 2003 and 2002

	December 31,
	2003	2002
	(dollars in thousands)
Assets
Current
Cash and cash equivalents	$88	$1,330
Accounts receivable:
Trade, less allowance for doubtful accounts of $1,199 and $885	26,785	25,298
Other	6,618	5,537
Inventories	17,221	17,106
Prepaid expenses and other current assets	5,073	4,748
Income tax deposit	468	23
Deferred income taxes	—	2,904
Current assets of discontinued operations	—	36,266

Total current assets	56,253	93,212
Property, plant and equipment
Mining property	20,418	24,041
Mine development	4,406	4,406
Asset retirement cost	4,609	—
Land	16,227	15,936
Land improvements	3,990	4,053
Buildings	31,984	31,984
Machinery and equipment	120,118	122,771
Furniture and fixtures	668	668
Construction-in-progress	3,219	1,489

	205,639	205,348
Accumulated depletion, depreciation and amortization	(114,923)	(100,172)

Property, plant and equipment, net	90,716	105,176
Other noncurrent
Debt issuance costs	6,198	9,518
Insurance for third-party products liability claims	76,876	40,864
Deferred income taxes	—	14,747
Noncurrent assets of discontinued operations	—	173,285
Other noncurrent assets	3,390	3,819

Total other noncurrent	86,464	242,233

Total assets	$233,433	$440,621

Liabilities
Current
Book overdraft	$2,741	$3,676
Accounts payable	11,266	9,238
Accrued liabilities	11,242	8,424
Due to parent	2,341	2,346
Accrued interest	5,787	7,381
Short-term debt	9,716	—
Current portion of obligation under capital lease	244	193
Current portion of long-term debt	275	10,725
Current liabilities of discontinued operations	—	9,934

Total current liabilities	43,612	51,917
Noncurrent liabilities
Obligations under capital lease	175	258
Long-term debt	150,601	283,143
Third-party products liability claims	108,095	69,209
Noncurrent liabilities of discontinued operations	—	51,253
Other noncurrent liabilities	37,650	39,290

Total noncurrent liabilities	296,521	443,153
Commitments and contingencies
Stockholder’s (Deficit) Equity
Common stock, par value $.01, authorized 5,000 shares, issued 100 shares	—	—
Loans to related party	(1,360)	(1,360)
Additional paid-in capital	81,377	81,377
Retained deficit	(184,129)	(129,207)
Accumulated other comprehensive (loss)	(2,588)	(5,259)

Total stockholder’s (deficit) equity	(106,700)	(54,449)

Total liabilities and stockholder’s equity	$233,433	$440,621

The accompanying notes are an integral part of these financial statements.

Better Minerals & Aggregates Company

Consolidated Statements of Operations

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(dollars in thousands)
Sales	$182,466	$184,747	$189,747
Cost of goods sold	140,343	141,751	142,113
Depreciation, depletion and amortization	15,807	15,917	17,119
Selling, general and administrative	27,998	41,130	18,228

Operating (loss) income	(1,682)	(14,051)	12,287
Interest expense	28,567	31,782	35,407
Early extinguishment of debt	6,979	—	—
Other income, net, including interest income	(1,514)	(2,896)	(1,609)

Loss from continuing operations before income taxes	(35,714)	(42,937)	(21,511)
(Provision) benefit for income taxes	(15,531)	14,324	11,228

Net loss from continuing operations	(51,245)	(28,613)	(10,283)
Gain on sale of discontinued operations, net of tax of $0	6,549	—	—
(Loss) income from discontinued operations, net of income taxes	(10,561)	(61,367)	6,239

Net gain (loss) from discontinued operations	(4,012)	(61,367)	6,239
Cumulative effect of change in accounting principle (less applicable income tax (provision)/benefit of ($191), $6,115, and $ 0)	335	(8,623)	—

Net loss	$(54,922)	$(98,603)	$(4,044)

The accompanying notes are an integral part of these financial statements.

Better Minerals & Aggregates Company

Consolidated Statements of Stockholder’s (Deficit) Equity

Years Ended December 31, 2003, 2002 and 2001

					Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-In Capital	Retained Deficit	Loans to Related Party	Unrealized Loss on Derivatives	Minimum Pension Liability	Total	Total Stockholder’s Equity
	(dollars in thousands)
Balance, December 31, 2000		$81,377	$(26,560)	$(1,507)		$(94)	$(94)	$53,216
Comprehensive loss, net of income taxes
Net loss			(4,044)					(4,044)
Unrealized loss on derivatives, net of tax					(499)		(499)	(499)
Minimum pension liability, net of tax						80	80	80

Total comprehensive loss								(4,463)
Loans to related party				73				73

Balance, December 31, 2001	—	81,377	(30,604)	(1,434)	(499)	(14)	(513)	48,826
Comprehensive loss, net of income taxes
Net loss			(98,603)					(98,603)
Unrealized loss on derivatives, net of tax					(596)		(596)	(596)
Minimum pension liability, net of tax						(4,150)	(4,150)	(4,150)

Total comprehensive loss								(103,349)
Loans to related party				74				74

Balance, December 31, 2002	—	81,377	(129,207)	(1,360)	(1,095)	(4,164)	(5,259)	(54,449)
Comprehensive loss, net of income taxes
Net loss			(54,922)					(54,922)
Unrealized loss on derivatives, net of tax					1,095		1,095	1,095
Minimum pension liability, net of tax						1,576	1,576	1,576
Total comprehensive loss								(52,251)

Balance, December 31, 2003	$—	$81,377	$(184,129)	$(1,360)	$—	$(2,588)	$(2,588)	$(106,700)

The accompanying notes are an integral part of these financial statements.

Better Minerals & Aggregates Company

Consolidated Statements of Cash Flows

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(dollars in thousands)
Cash flows from operating activities
Net loss	$(54,922)	$(98,603)	$(4,044)
Adjustments to reconcile net loss to cash flows from operations
Depreciation, depletion and amortization	21,562	29,809	34,363
Debt issuance amortization	1,711	1,898	2,392
Provision for third-party products liability claims	2,874	23,691	—
Early extinguishment of debt	6,979	—	—
Cumulative effect of change in accounting principle	(526)	14,738	—
Deferred income taxes	18,344	(64,730)	(9,423)
Gain on disposal of property, plant and equipment	(553)	(551)	(147)
Asset impairment of discontinued operations	—	107,882	—
Gain on sale of discontinued operations, net of tax	(6,549)	—	—
Other	(896)	111	128
Changes in current assets and liabilities, net of the effects from acquired companies
Trade receivables	(3,278)	1,843	(424)
Other receivables	(1,374)	(3,650)	(1,165)
Receivable from parent	(5)	(59)	43
Inventories	(189)	(1,102)	(2,890)
Prepaid expenses and other current assets	(1,597)	(2,082)	(1,063)
Accounts payable and accrued liabilities	7,588	556	(2,474)
Accrued interest	(1,594)	(10)	(1,263)
Income taxes	(130)	(534)	2,510

Net cash provided by (used for) operating activities	(12,555)	9,207	16,543
Cash flows from investing activities
Capital expenditures	(5,717)	(14,003)	(13,738)
Proceeds from sale of property, plant and equipment	3,433	996	594
Proceeds from sale of discontinued operations, net of fees	154,821	—	—
Loans to related party	—	74	73

Net cash provided by (used for) investing activities	152,537	(12,933)	(13,071)
Cash flows from financing activities
Change in book overdraft	(1,891)	(2,510)	(122)
Issuance of long-term debt	15,236	1,132	—
Repayment of long-term debt	(128,688)	(10,747)	(9,169)
Change in revolving credit facility	(20,084)	16,450	7,850
Principal payments on capital lease obligations	(708)	(913)	(398)
Prepayment penalties	(3,541)	—	—
Financing fees	(1,548)	(849)	—

Net cash provided by (used for) financing activities	(141,224)	2,563	(1,839)
Net increase (decrease) in cash	(1,242)	(1,163)	1,633
Cash and cash equivalents
Beginning of period	1,330	2,493	860

End of period	$88	$1,330	$2,493

Schedule of noncash investing and financing activities
Assets acquired by entering into capital lease obligations	$194	$955	$3,644
Cash paid during the year for
Interest	$28,134	$29,808	$34,132
Income taxes	725	1,442	689

The accompanying notes are an integral part of these financial statements.

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

1.	Organization

Better Minerals & Aggregates Company (the “Company”), an indirect wholly owned subsidiary of USS Holdings, Inc. (“Holdings”), was organized in January 1996. BMAC Holdings, Inc. (“BMAC Holdings”), a wholly owned subsidiary of Holdings, is the direct parent of the Company.

The Company previously owned three operating subsidiaries: U.S. Silica Company (“U.S. Silica”), which produces industrial minerals, Better Materials Corporation (“Better Materials”), which produces aggregates and BMAC Services Co., Inc., which provides management advisory services to the Company. The Company disposed of Better Materials in 2003 (see footnote 3).

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include doubtful accounts, amortization and depreciation, income taxes, deferred tax valuation, environmental and product liabilities, insurance recoveries, mine reclamation and employee benefit costs. Actual results could differ from those estimates.

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

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

Deferred Financing Costs

Deferred financing costs consist of loan origination costs, which are being amortized over the term of the related debt principal. Amortization included in interest expense for each of the three years in the period ended December 31, 2003 totaled approximately $1.7 million, $1.9 million and $2.4 million, respectively.

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

Impairment of Long-Lived Assets

The company periodically evaluates whether current events or circumstances indicate that the carrying value of its long-lived assets, including intangible assets, to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.

Mine Exploration and Development

Costs to develop new mining properties and expand existing properties are capitalized and amortized based on units of production.

Mine Reclamation Costs

The estimated net future costs of dismantling, restoring and reclaiming operating mines and related mine sites, in accordance with federal, state and local regulatory requirements, are accrued during operations. On January 1, 2003 the Company adopted Statement of Financial Accounting Standard No. 143 (FAS 143), Accounting for Asset Retirement Obligations and recorded these costs in accordance with this standard. Prior to adopting FAS 143, a provision was made based upon units

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

of production and estimated minable reserves as of the balance sheet date. The effect of changes in estimated costs, production, and minable reserves is recognized on a prospective basis.

Goodwill and Intangible Assets

The Company’s intangible assets included goodwill and non-compete agreements. Until 2002, the cost of goodwill was being amortized on a straight-line basis over a period of fifteen years. The costs of the non-compete agreements were amortized on a straight-line basis over the terms of the agreements, which ranged from three to five years. There were no goodwill or non-compete agreements remaining as of December 31, 2003.

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

The Company completed its assessment of goodwill during its second quarter of 2002, which resulted in goodwill impairment of $8.6 million, net of income taxes of $6.1 million, and represents the elimination of the entire amount of goodwill previously reported on the balance sheet. In accordance with FAS 142, this amount has been recorded as a cumulative effect of accounting change as of the beginning of 2002. The Company has performed its assessment of goodwill and other intangible assets by comparing the fair value of the aggregates segment, which has been determined to be the only reporting unit that had goodwill, to its net book value in accordance with the provisions of FAS 142. The Company has estimated the fair value of the reporting unit based upon a combination of several valuation methods including residual income, replacement cost and market approaches, giving appropriate weighting to such methods in arriving at an estimate of fair value. The Company’s equity is not subject to market quotations.

There were no goodwill or amortizable intangible assets as of December 31, 2003. The following table reflects the gross carrying value and accumulated amortization of the Company’s goodwill and amortizable intangible assets (in thousands) for December 31, 2002:

	Gross Carrying Value	Accumulated Amortization
Non-compete agreements
Continuing operations	$417	$417
Discontinued operations	25	4

	$442	421

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

The effect of goodwill amortization on net loss was as follows (in thousands):

	For the twelve months ended December 31,
	2003	2002	2001
Reported net loss	$(54,922)	$(98,603)	$(4,044)
Add back: Goodwill amortization	—	—	676

Adjusted net loss	$(54,922)	$(98,603)	$(3,368)

Income Taxes

The Company accounts for income taxes pursuant to the provisions under Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based upon the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the expenses are expected to reverse. The Company is included in the consolidated federal tax return of Holdings. The tax provision and benefit included in the accompanying financial statements has been computed on a separate return basis.

Concentration of Credit Risk

The Company’s five largest customers accounted for approximately 22%, 21% and 19% of sales for the three years ended December 31, 2003, 2002 and 2001. Management believes it maintains adequate reserves for potential credit losses; ongoing credit evaluations are performed and collateral is generally not required.

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

The Company had no outstanding derivatives at the end of 2003.

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

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

Impact of Recent Accounting Standards/Pronouncements

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143 (FAS 143), Accounting for Asset Retirement Obligations. FAS 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets. The Company previously provided for this obligation as described above and, as a result, recognized a $335,000 gain, net of income taxes of $191,000, as a cumulative effect of a change in accounting principle as of January 1, 2003. As of December 31, 2003, the Company reported a liability of $7.1 million in other noncurrent liabilities related to this obligation. As of January 1, 2003, the liability was $8.6 million, which included $1.9 million from discontinued operations. The liability for continuing operations was increased by $422,000 in additional expense in 2003.

In 2002 the Company adopted Statement of Financial Accounting Standards No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” (FAS 144). FAS 144 addresses significant issues relating to the implementation of FASB Statement No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“FAS 121”), and the development of a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires the disclosure of certain guarantees existing at December 31, 2002 (see footnote 15). In addition, Interpretation No. 45 requires the recognition of a liability for the fair value of the obligation of qualifying guarantee activities that are initiated or modified after December 31, 2002. Accordingly, the Company adopted the recognition provisions of Interpretation No. 45 prospectively to guarantee activities initiated after January 1, 2003 with no significant impact on the financial statements.

FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No, 51 (FIN 46R)”, replaces FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, which had been issued in January 2003. FIN 46R clarifies some of the provisions of FIN 46 relating to variable interest entities (VIE’s) and exempts certain entities from its requirements. FIN 46R addresses consolidation of VIE’s which have one or more of the following characteristics: the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, the equity investors lack some essential characteristics of a controlling financial interest,

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

and the equity investors have voting rights that are not proportionate to their economic interests. Application of FIN 46R is required in financial statements of companies that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2008. Application by public entities for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004; however, early adoption is allowed. The Company has elected to early adopt the provisions of FIN 46R effective December 31, 2003. The adoption of this Statement did not have any impact on the Company’s consolidated financial position or results of operations.

In January 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-a, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). Among other things, the new law will expand Medicare to include an outpatient prescription drug benefit beginning in 2006. Under FSP No. 106-a, companies may choose to report the effects of the Act in financial statements for the period that covers the date of the enactment (December 8, 2003) or they may choose to defer recognizing the effects of the Act until guidance is issued by the FASB. The Company has elected to defer accounting for the effects of the Act. Accordingly, the Company’s accumulated postretirement obligation and net postretirement health care costs do no reflect the effects of the Act on the Plans. The Company is currently assessing the implications of this Act on the Consolidated Financial Statements.

3.	Discontinued Operations

On April 10, 2003, the Company signed an agreement for the sale of its aggregates business, Better Materials Corporation, to a subsidiary of Hanson Building Materials America, Inc. (“Hanson”), the proceeds from which were used to reduce outstanding indebtedness under the senior secured credit agreement. On July 18, 2003, the Company completed the sale, receiving total cash consideration of $158.3 million before fees and expenses including an estimated adjustment for changes in the closing balance sheet of our aggregates business. Final cash consideration is subject to Hanson’s review and acceptance of the closing balance sheet which has been disputed by Hanson in an amount totaling $3.2 million and final proceeds may decrease by up to this amount upon completion of that review. Proceeds have not been reduced for the effect of a $2.0 million non-interest-bearing contingent note payable to Hanson that will be forgiven when certain post-closing zoning and permit objectives are achieved. The Company believes achievement of these objectives will be reached within the five-year term of the note payable. Proceeds from the sale are less than originally anticipated due to a $3.0 million purchase price reduction, reflecting an estimate of the damages and losses caused by an incident that occurred on June 25, 2003 at one of the operating sites included in the sale. While the Company believes that some portion of this loss will be recoverable under its insurance policies, there is no guarantee that it will receive any reimbursement from the claim.

As a result of the sale, the financial statements have been reclassified to reflect Better Materials Corporation as discontinued operations. Sales from discontinued operations were $47.7 million, $115.7 million and $118.2 million for the three years ended December 31, 2003, 2002, and 2001, respectively. Income (loss) before income taxes for these operations were $10.6 million loss and $103.9 million loss (including an asset impairment of $107.9 million) and $9.2 million income for the three years ended December 31, 2003, 2002 and 2001, respectively. Significant categories of

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

assets and liabilities from discontinued operations as of December 31, 2002 are included in the following table:

(in thousands)
Accounts receivable	$18,551
Inventories	14,776
Property, plant, and equipment, net	170,000
Other assets	6,389

Total assets	209,716

Book overdraft	956
Accounts payable and accrued liabilities	7,778
Deferred income taxes	43,919
Other liabilities	8,534

Total liabilities	61,187

Net assets	$148,529

In accordance with FAS 144, the Company recorded a $107.9 million non-cash charge for the impairment of mining properties in the aggregates segment as of December 31, 2002. The Company conducted an impairment review of the properties in the aggregates business, which resulted in the determination that the segment’s undiscounted future cash flows could no longer support its carrying value. The loss on impairment represented the difference between the segment’s estimated fair value, as determined using the expected present value of cash flows, and its previous carrying amount.

4.	Inventories

At December 31, 2003 and 2002, inventory consisted of the following:

	2003	2002
	(in thousands)
Supplies (net of $333 and $98 obsolescence reserve)	$9,342	$9,448
Raw materials and work in process	3,988	3,852
Finished goods	3,891	3,806

	$17,221	$17,106

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

5.	Lease Commitments

The Company is obligated under certain capital and operating leases for railroad cars, mining property, mining/processing equipment, office space and transportation and other equipment. Certain of the operating lease agreements include options to purchase the equipment for fair market value at the end of the original lease term. Future minimum annual commitments under such operating leases, excluding discontinued operations, at December 31, 2003 are as follows:

Year Ending December 31,	(in thousands)
2004	$1,552
2005	856
2006	669
2007	161
2008	115
Thereafter	76

$3,429

Rental expense for operating leases for each of the three years in the period ended December 31, 2003 totaled approximately $1.6 million, $1.6 million and $1.4 million, respectively. In general, the above leases include renewal options and provide that the Company pays for all utilities, insurance, taxes and maintenance.

Future minimum annual commitments under the capital lease obligations as of December 31, 2003, excluding discontinued operations, are as follows:

Year Ending December 31,	(in thousands)
2004	257
2005	144
2006	32

Total minimum lease payments	433
Less: Amount representing interest	14

Present value of net minimum lease payments	$419

6.	Short-Term Debt

On September 12, 2003, the Company, through its operating subsidiary U.S. Silica Company, completed a new $30.0 million, asset-based revolving line of credit agreement with Wachovia Bank, National Association (“Wachovia”). Proceeds from the new revolving credit agreement were used to repay all remaining amounts due under, and terminate, the previously outstanding senior secured credit agreement with BNP Paribas, provide the Company with a $10.0 million line for letters of credit and to fund its general liquidity needs.

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

Under the terms of the new revolving credit agreement, which expires June 30, 2008, the Company has pledged as security all of its personal property, inventory, and accounts receivable, along with first mortgage liens on its Berkeley Springs, West Virginia, Montpelier, Virginia and Pacific, Missouri plant operations as collateral for the loan. The revolving credit agreement includes certain conditions to borrowings, representations and covenants, including required minimum fixed charge coverage and maximum leverage covenant ratios that are measured quarterly, other covenants that impose significant restrictions on the Company, and certain events of default, including an event of default upon the occurrence of a material adverse change. Advances under the new credit agreement bear interest at either LIBOR plus 250 basis points, or prime plus 125 basis points, at the Company’s option.

Monthly borrowing availability (the borrowing base) is determined by a formula, taking into consideration eligible accounts receivable and inventory, reduced by any outstanding letters of credit and a pro-rata reduction for future interest payments due with respect to the senior subordinated notes. Each day, all cash receipts are automatically applied as a reduction against any advances made by Wachovia to the Company, and subject to the satisfaction or waiver of the conditions to borrowing set forth in the revolving credit agreement, Wachovia will advance at the Company’s request new borrowings to meet its daily cash requirements, up to the amount available under the borrowing base. If the monthly borrowing base is less than the $30.0 million total line of credit, then, at Wachovia’s sole discretion, advances in excess of the borrowing base may be made up to the full amount of the $30.0 million line of credit.

U.S. Silica’s obligations under the revolving credit agreement are unconditionally and irrevocably guaranteed, jointly and severally, by the Company’s parent company, the Company, and the Company’s domestic subsidiaries.

The letter of credit line was temporarily increased in order to accommodate the transfer of letters of credit from BNP Paribas to Wachovia. This increase will expire once the holders of the BNP letters of credit release their documents and a letter of credit issued by Wachovia to BNP Paribas as collateral for these letters is returned Wachovia.

As of December 31, 2003 the available borrowing base was $29.8 million, with $9.7 million drawn as of that date and $10.7 million allocated for letters of credit and $5.7 reserved for the semi-annual interest payment on the 13% senior subordinated notes, leaving $3.7 million available for general corporate use under this revolving credit agreement.

Although the final maturity date of the revolving credit agreement is June 30, 2008, as required under generally accepted accounting principles, the borrowings under this facility have been classified on the balance sheet as a current liability due to the fact that Wachovia has the right to declare the occurrence of a material adverse change at its sole discretion, which could result in all borrowings outstanding under this agreement to be declared immediately due and payable to Wachovia.

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

7.	Long-Term Debt

At December 31, 2003 and 2002, long-term debt consisted of the following:

	2003	2002
	(in thousands)
Senior Secured Credit Facilities
Tranche A Term Loan Facility	$—	$23,650
Tranche B Term Loan Facility	—	89,500

Senior Subordinated Notes (final maturity September 15, 2009) (13% at December 31, 2003)	150,000	150,000

Working Capital Facility	—	29,800
Mortgage Note
0% Note, imputed at 10.0% (due January 16, 2008)	876	918

	150,876	293,868
Less: Current portion	275	10,725

	$150,601	$283,143

At December 31, 2003, contractual maturities of long-term debt are as follows:

Year Ending December 31,	(in thousands)
2004	$275
2005	212
2006	259
2007	62
2008	68
Thereafter	150,000

$150,876

Debt Agreements

On September 30, 1999, the Company entered into a $230.0 million Credit Agreement (the “Agreement”), which consisted of a $50.0 million revolving credit facility (the “Revolving Credit Facility”), a $45.0 million Tranche A Term Loan Facility (“Term A Loan”), a $95.0 million Tranche B Term Loan Facility (“Term B Loan”) and a $40.0 million term loan acquisition facility (the “Acquisition Term Loan Facility”). The Term A Loan included a tranche of loans denominated in Canadian dollars (the “Canadian Term Facility”) equal to $2.0 million, which was borrowed by George F. Pettinos (Canada) Limited, an indirect wholly owned subsidiary of the Company. The Revolving Credit Facility, Term A Loan, Term B Loan, Acquisition Term Loan Facility and the Canadian Term Facility are collectively referred to in the notes to the financial statements as the “Senior Secured Credit Facilities.” In addition, on October 1, 1999 the Company issued $150.0 million of Senior Subordinated Notes. Pursuant to an Exchange and Registration Rights Agreement, in April 2000, the Company consummated an exchange offer pursuant to which it exchanged the Senior Subordinated Notes for registered notes having substantially the same terms. The proceeds from the Senior Secured Credit Facilities and the Senior Subordinated Notes were primarily used to pay off the outstanding senior debt and to finance the acquisition of

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

Commercial Stone. On February 29, 2000, the Company completed the sale of the stock of its Canadian operating subsidiary, George F. Pettinos (Canada) Limited for $3.2 million. The proceeds from the sale were used to retire the Canadian Term Facility and for general corporate uses. On February 22, 2001 the lenders under the Senior Secured Credit Facilities approved an amendment effective December 31, 2000 in which the Company agreed to cancel the undrawn $40.0 million Acquisition Term Loan Facility.

The obligation of the Company under the Senior Subordinated Notes is unconditionally and irrevocably guaranteed, jointly and severally, on an unsecured senior subordinated basis to the Company’s Senior Secured Credit Facilities, by each of the Company’s domestic subsidiaries. The Senior Subordinated Notes are not guaranteed by the Company’s inactive Canadian subsidiary.

On March 12, 2003, the lenders under the Senior Secured Credit Facilities approved an amendment that provided for a Term C Facility of $15 million and waived the Agreement’s leverage ratio and interest coverage covenants through June 30, 2003. The new Term C bore a variable interest rate at the bank’s base rate plus a 7.75% margin percentage. The Agreement also provided that 2% of the applicable interest be paid in kind. A one-time amendment fee of approximately $203,000 was paid to the lenders as part of this amendment and a one-time commitment fee of $600,000 was paid to the Term C lender.

On April 17, 2003, the lenders under the Secured Credit Facilities approved an amendment effective on that date which revised the required leverage ratio and interest coverage ratio covenants through January 1, 2004. Under the agreement, the leverage ration must be less the 7.98 for June 30, 2003, 7.51 for September 30, 2003 and 6.64 for December 31, 2003. The interest coverage ratio was changed to greater than 1.26 for June 30, 2003, 1.31 for September 30, 2003 and 1.46 for December 31, 2003.

As discussed in Note 3, on July 18, 2003, the Company completed its sale of the aggregates segment. Net proceeds from the sale, after deducting $4.9 million in fees, expenses and interest from previously outstanding senior secured term loans, were $154.8 million, which were used to permanently reduce and eliminate the tranche A and tranche B term loans under the prior senior secured credit agreement, totaling $107.9 million in the aggregate and $45.5 million of the $50.0 million available to the Company under the related revolving credit facility, including $5.5 million in cash collateral for outstanding letters of credit. As discussed in Note 6, the senior secured credit agreement was terminated on September 13, 2003 with the completion of the new asset-based revolving line of credit.

At December 31, 2003 and 2002, the fair value of the Company’s long-term debt approximated $87.0 million and $198.9 million, respectively.

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

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

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

		December 31, 2003			December 31, 2002
	Maturity Date	Contract/ Notional Amount	Carrying Amount	Fair Value	Contract/ Notional Amount		Carrying Amount	Fair Value
	(in thousands)
Derivatives
Interest rate swap
	2004	$—	$—	$—	$30,000	(1)	$(1,674)	$(1,674)
Interest rate cap
	2004	—	—	—	$25,000	(2)	$4	$4
	2005	—	—	—	$16,000	(2)	$13	$13
Natural gas rate swap agreements	2003	—	—	—	120,000	MMBTU	$120	$120

(1)	Agreement effectively exchanges the LIBOR floating interest rate for a fixed interest rate of 5.74%.
(2)	Agreement limits the LIBOR floating interest rate to 6.5%.

The Company has designated these contracts as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings. The Company had no ineffective interest rate contracts at December 31, 2002. There were no interest rate or natural gas rate agreements in place at December 31, 2003.

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

9.	Commitments and Contingencies

One of the Company’s subsidiaries, U.S. Silica, has been named as a defendant in an estimated 19,214 product liability claims alleging silica exposure filed in the period January 1, 2003 to December 31, 2003, with 13,690 of those claims filed between January 1, 2003 and April 30, 2003. U.S. Silica was named as defendant in 154 similar claims filed in 1998, 497 filed in 1999, 610 filed in 2000, 1,320 filed in 2001 and 5,225 filed in 2002. U.S. Silica has been named as a defendant in similar suits since 1975. As of December 31, 2003, there were an estimated 25,000 silica-related products liability claims pending in which U.S. Silica is a defendant. Almost of all of the claims pending against U.S. Silica arose out of the alleged use of U.S. Silica products in foundries or as an abrasive blast media and have been filed in the states of Texas and Mississippi.

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

ITT Industries, Inc., successor to a former owner of U. S. Silica, has agreed to indemnify U. S. Silica for third party silicosis claims (including litigation expenses) filed against it prior to September 12, 2005 alleging exposure to U. S. Silica products for the period prior to September 12, 1985, to the extent of the alleged exposure prior to that date. This indemnity is subject to an annual deductible of $275,000, which is cumulative and subject to carry-forward adjustments. The Company fully accrued this deductible on a present value basis when it acquired U. S. Silica. As of December 31, 2003 and 2002, this accrual amounted to $1.9 million. Pennsylvania Glass Sand Corporation, predecessor to U. S. Silica, was a named insured on insurance policies issued to ITT Industries for the period April 1, 1974 to September 12, 1985 and to U. S. Borax (another former owner) for the period September 12, 1985 to December 31, 1985. To date, we have not sought coverage under these policies. Ottawa Silica Company (a predecessor that merged into U. S. Silica in 1987) had insurance coverage on an occurrence basis prior to July 1, 1985.

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

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

appellate court in Texas, which upheld the trial court’s ruling. A petition for review has been filed with the Texas Supreme Court.

Prior to 2002, the Company recorded amounts for product liability claims based on estimates of its portion of the cost to be incurred for all pending product liability claims and estimates based on the value of an incurred but not reported liability for unknown claims for exposures that occurred before 1976, when it began warning its customers and employees of the health effects of crystalline silica. Estimated amounts recorded were net of any expected recoveries from insurance policies or the ITT Industries indemnity. The amounts recorded for product liability claims were estimates, which were reviewed periodically by management and legal counsel and adjusted to reflect additional information when available. As the rate of claims filed against the Company and others in the industry increased in 2002, the Company determined it was no longer sufficient for management to solely estimate the product liability claims that might be filed against the Company, and the Company retained the services of an independent actuary to estimate the number and costs of unresolved current and future silica related product liability claims that might be asserted against the Company. In 2003, the rate of new claims filed against the Company and others in the industry continued to increase and the independent actuary updated the estimate of the number and costs of unresolved current and future silica related product liability claims that might be asserted against the Company.

The actuary relied on generally accepted actuarial methodologies and on information provided by the Company, including the history of reported claims, insurance coverages and indemnity protections available to us from third parties, the quantity of sand sold by market and by year through December 31, 2003, recent court rulings addressing the liability of sellers of silica sand, and other reports, articles and records publicly available that discuss silica related health risks, to estimate a range of the number and severity of claims that could be filed against the company over the next 50 years, the period found by the actuary to be reasonably estimable. The variables used to determine the estimate were further analyzed and multiple iterations were modeled by the actuary.

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

Based on the study performed by the actuary and its December 31, 2003 update, the Company recorded a pre-tax charge related to silica claims of $5.9 million and $23.7 million in 2003 and 2002, respectively, for estimated undiscounted gross costs, including defense costs after consideration of recoveries under the ITT indemnity and insurance. This resulted in a long term liability of $101.7 million and $69.2 million related to third party product liability claims and a non-current asset of $70.4 million and $40.9 million for probable insurance recoveries at December 31, 2003 and 2002, respectively. The pre-tax charge in 2001 for silica claims was $2.1 million and the net liability recorded at December 31, 2001 was $4.6 million. Recognizing the inherent uncertainties and numerous factors and assumptions which are used to develop this estimate management has determined that the amount is a reasonable estimate when considering all relevant factors.

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

On an annual basis, the actuary has calculated that the Company’s cash portion of the retained losses (reflecting any insurance coverage and indemnity payments) over the next 10 years would average $2.1 million per year, ranging from $1.4 million to $2.3 million, in any year. In 2003 and 2002, the Company incurred approximately $3.2 million and $1.2 million, respectively, in retained cash losses.

The process of estimating and recording amounts for product liability claims is imprecise and based on a variety of assumptions, some of which, while reasonable at the time, may prove to be inaccurate. The actuary’s report is based to a large extent on the assumption that the Company’s past experience is predictive of future experience. Unanticipated changes in factors such as judicial decisions, future legal judgments against the Company, legislative actions, claims consciousness, claims management, claims settlement practices and economic conditions make these estimates subject to a greater than normal degree of uncertainty that could cause the silica-related liabilities and insurance or indemnity recoveries to be greater or less than those projected and recorded.

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

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

10.	Income Taxes

The provision/benefit for income taxes consisted of the following for each of the three years in the period ended December 31, 2003:

	2003	2002	2001
	(in thousands)
Current
Federal	$(5)	$1	$(196)
State	481	48	241
Foreign	2	—	—

	478	49	45
Deferred
Federal	14,663	(17,830)	(10,435)
State	581	(2,658)	(838)
Foreign	—	—

	15,244	(20,488)	(11,273)

Tax (expense) benefit of cumulative effect of accounting change	(191)	6,115	—

Provision for (benefit of) income taxes	$15,531	$(14,324)	$(11,228)

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

Under FAS 109, deferred tax assets and liabilities are recognized for the estimated future tax effects, based on enacted tax laws, of temporary differences between the values of assets and liabilities recorded for financial reporting and for tax purposes and of net operating loss and other carryforwards. The tax effects of the types of temporary differences and carryforwards that gave rise to deferred tax assets and liabilities at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Gross deferred tax liabilities
Land and mineral property basis difference	$(6,440)	$(8,339)
Fixed assets and depreciation	(13,410)	(16,645)
Restricted stock vesting	(591)	(567)
Debt fee amortization	(27)	(98)
Other	(1,461)	(4,978)

Total deferred tax liabilities	(21,929)	(30,627)

Gross deferred tax assets
Third party products liability	12,841	11,621
Asset retirement obligation	1,122	—
Capital loss	43,215	—
Post retirement benefit costs	7,428	7,295
Reserves for self-insurance	811	904
Plant closure liability	—	2,711
State deferred tax	—	356
Covenants not to compete	5,165	5,883
Alternative minimum tax credit carryforward	863	2,121
Reserves for vacation	728	741
Pensions	4,339	4,654
Inventories	445	349
Net operating loss carryforward	24,484	15,086
Bad debts	491	363
Reclamation	91	71
Severance	1,073
Other	670	1,365

Total deferred tax assets	103,766	53,520

Less: Valuation allowance	81,837	5,242

Net deferred tax assets	—	17,651
Less: Net current deferred tax assets	—	(2,904)

Net long-term deferred tax assets	$—	$14,747

At December 31, 2003 and 2002, the Company had federal net operating loss carryforwards of $71.7 million and $38.6 million, respectively, which begin to expire in 2011.

In addition, the Company has an alternative minimum tax credit carryforward at December 31, 2003 and 2002 of approximately $0.9 million and $2 million, respectively. The credit carryforward may be carried forward indefinitely to offset any excess of regular tax liability over alternative minimum tax liability subject to certain limitations.

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

FAS 109 requires a valuation allowance against deferred tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes uncertainty exists with respect to the future utilization of its net deferred tax assets; therefore, the Company carries a valuation allowance relating to such items of $81.8 million at December 31, 2003. The valuation allowance recorded at December 31, 2002 was $5.2 million.

The effective income tax rate on pretax earnings before cumulative effect of change in accounting principle differed from the U.S. federal statutory rate for each of the three years in the period ended December 31, 2003 for the following reasons:

	2003	2002	2001
Provision (benefit) computed at U.S. federal statutory rate	(35.0)%	(35.0)%	(35.0)%
Increase (decrease) resulting from
Percentage depletion	(20.2)	(8.0)	(14.8)
Prior year tax return reconciliation	0.2	.1	(.2)
State income taxes, net of federal benefit	(1.0)	(2.8)	(1.5)
Valuation allowance	100.0	12.2	—
Other, net	(0.5)	.1	(.7)

Provision (benefit) for income taxes	43.5%	(33.4)%	(52.2)%

11.	Pension and Postretirement Benefits

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

The Company employs a total rate of return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value and small and large capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies.

The Company employs a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed-income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established via a building block approach with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

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

On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Company anticipates that the benefits it pays after 2006 will be lower as a result of the new Medicare provisions; however, the retiree medical obligations and costs reported do not reflect the impact of this legislation. Deferring the recognition of the new Medicare provisions’ impact is permitted by Financial Accounting Standards Board Staff Position 106-1 due to open questions about some of the new Medicare provisions and a lack of authoritative guidance about certain matters. The final accounting guidance could require changes to previously reported information.

The Company contributes to a Voluntary Employees’ Beneficiary Association trust that will be used to partially fund health care benefits for future retirees. Benefits are funded to the extent contributions are tax deductible, which under current legislation is limited. In general, retiree health benefits are paid as covered expenses are incurred.

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

Net pension and postretirement cost consisted of the following for each of the three years in the period ended December 31, 2003:

	Pension Benefits			Postretirement Benefits
	2003	2002	2001	2003	2002	2001
	(in thousands)
Service cost—benefits earned during the period	$1,167	$1,128	$983	$252	$167	$116
Interest cost	4,443	4,449	4,252	1,147	1,053	859
Expected return on plan assets	(4,519)	(4,876)	(4,811)	(13)	(15)	(17)
Net amortization and deferral	673	172	96	—	(190)	(627)
Curtailment loss	73	—	—	—	—	—
Special termination benefit	42	—	—	—	—	—

Net pension and postretirement cost	$1,879	$873	$520	$1,386	$1,015	$331
Less: Discontinued operations	255	112	66	4	25	10

Net costs of continuing operations	$1,624	$761	$454	$1,382	$990	$321

The changes in benefit obligations and plan assets, as well as the funded status of the Company’s pension and postretirement plans at December 31, 2003 and 2002 were as follows:

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
	(in thousands)
Benefit obligation at January 1	$67,317	$60,922	$16,193	$13,160
Service cost	1,167	1,128	252	167
Interest cost	4,443	4,449	1,147	1,053
Actuarial (gain)/loss	6,630	4,232	3,987	2,982
Benefits paid	(3,980)	(3,892)	(1,437)	(1,472)
Curtailment (gain)/loss	(1,212)	—	—	—
Other	649	478	272	303

Benefit obligation at December 31	75,014	67,317	20,414	16,193

Fair value of plan assets at January 1	51,432	58,824	154	166
Actual return on plan assets	12,748	(3,500)	23	(12)
Employer contributions	325	—	1,166	1,169
Benefits paid	(3,980)	(3,892)	(1,437)	(1,472)
Other	—	—	272	303

Fair value of plan assets at December 31	60,525	51,432	178	154

Plan assets in excess (less than) benefit obligations at December 31	(14,489)	(15,885)	(20,236)	(16,039)
Unrecognized net loss (gain)	6,450	9,800	2,107	(1,869)
Unrecognized prior service cost	2,019	1,619	—	—

Net accrued benefit cost recognized as other noncurrent liabilities	$(6,020)	$(4,466)	$(18,129)	$(17,908)
Less Discontinued operations	—	(430)	—	(25)

Net accrued benefit cost of continuing operations	$(6,020)	$(4,036)	$(18,129)	$(17,883)

The accumulated benefit obligation for the defined benefit pension plans totaled $72.8 million and $64.1 million at December 31, 2003 and 2002, respectively.

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

The net accrued benefit cost of discontinued operations of $430,000 for 2002 pension benefits, and of $25,000 for 2002 postretirement benefits, respectively, have been retained by the Company. Under the terms of the sale agreement (see footnote 3), the Company is responsible for funding such benefits.

An adjustment to recognize an additional minimum pension liability on the Company’s consolidated balance sheet of $6.3 million was recorded at December 31, 2003. The pension liability adjustment has been recorded as a long-term liability offset by an intangible pension asset of $2.0 million and a reduction to stockholder’s equity and deferred taxes of $2.6 million and $1.7 million, respectively, at December 31, 2003.

The following weighted-average assumptions were used to determine the Company’s obligations under the plans:

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
Discount rate	6.00%	6.75%	6.00%	6.75%
Long-term rate of compensation increase	3.50%	3.50%	—	—
Long-term rate of return on plan assets	8.75%	9.00%	8.75%	9.00%
Health care cost trend rate	—	—	10.00%	9.00%

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 10.0%, declining by 1% per year to an ultimate rate of 5%.

A one-percentage-point increase in the assumed health care cost trend rates for each year would increase the accumulated postretirement benefit obligation at December 31, 2003 and net postretirement health care cost (service cost and interest cost) for the year then ended by approximately $2.4 million and $214,000, respectively. A one-percentage-point decrease in the assumed health care cost trend rates for each year would decrease the accumulated postretirement benefit obligation at December 31, 2003 and net postretirement health care cost (service cost and interest cost) for the year then ended by approximately $2.0 million and $176,000, respectively.

The major investment categories and their relative percentage of the fair value of total plan assets as invested at December 31, 2003 and 2002 were as follows:

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
Equity securities	63.3%	69.7%	61.6%	52.2%
Debt securities	36.7%	30.3%	34.4%	47.3%
Cash	0.0%	0.0%	4.0%	0.5%

The Company’s best estimate of expected contributions to the pension and postretirement medical benefit plans for the 2004 fiscal year are $2.2 million and $1.2 million respectively.

Certain hourly employees are covered under a multi-employer defined benefit pension plan. The pension cost recognized for these plans for each of the three years in the period ended December 31, 2003 totaled approximately $345,000, $301,000, and $267,000, respectively.

The Company also sponsors a defined contribution plan covering certain employees. The Company contributes to the plan in two ways. For certain employees not covered by the defined

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

benefit plan, the Company makes a contribution equal to 4% of their salary. The Company also contributes an employee match which can range from 25 to 100 cents, based on financial performance, for each dollar contributed by an employee, up to 8% of their earnings. Contributions for each of the three years in the period ended December 31, 2003 totaled approximately $616,000, $610,000 and $611,000, respectively. The Company also sponsors a defined contribution thrift plan for hourly employees to which employees may contribute up to 15% of their earnings. There is no contributing match for the thrift plan.

12.	Related Party Transactions

Pursuant to an agreement between the Company and principals of D. George Harris & Associates, LLC (“DGH&A”), who are also stockholders of the Company’s ultimate parent, DGH&A provides certain management advisory services to the Company. The Company paid approximately $250,000, $500,000 and $795,000 to DGH&A for each of the three years in the period ended December 31, 2003, respectively, associated with these management services. The agreement also provides that the Company will pay DGH&A an acquisition fee in the event of a business acquisition by the Company. The management advisory services and acquisition fees have been charged to selling, general and administrative expense during each of the respective periods noted above.

The agreement also provides that, at DGH&A’s request, U.S. Silica provide DGH&A with an interest-free loan not to exceed $3.0 million in total or $500,000 in any given year. At December 31, 2003, a loan receivable from DGH&A of $1.4 million is currently outstanding. The loan is guaranteed by certain principals of DGH&A.

On occasion, the Company and its ultimate parent make non-interest bearing cash advances to each other. At December 31, 2003 and 2002, the Company had a payable to its parent of approximately $2.3 million and $2.4 million at 2001.

13.	Segment Information

The Company formerly operated in the industrial minerals and aggregates business segments, principally in the United States, and conducted limited operations in Canada. Industrial minerals includes the mining, processing and marketing of industrial minerals, principally industrial silica, to a wide variety of end use markets, including foundry, glass, chemicals, fillers and extenders (primarily used in paints and coatings), building materials, ceramics, and oil and gas. Aggregates includes the mining, processing and marketing of high quality crushed stone, construction sand and gravel. The Company’s customers use its aggregates for road construction and maintenance, other infrastructure projects and residential and commercial construction and to produce hot mixed asphalt and concrete products. The Company also uses its aggregates to produce hot mixed asphalt at production facilities the Company owns or operates. As a result of a decision by the board of directors to dispose of the aggregate segment (see footnote 3), the financial statements have been prepared with the aggregates segment presented as discontinued operations.

14. Guarantor Financial Data

Except for the Company’s Canadian subsidiary, which is an inactive company with an immaterial amount of assets and liabilities, each of the Company’s subsidiaries has fully and unconditionally guaranteed the Senior Subordinated Notes on a joint and several basis. The separate financial

Better Minerals & Aggregates Company

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

statements of the subsidiary guarantors are not included in this report because (a) the Company is a holding company with no independent assets or operations other than its investments in its subsidiaries, (b) the subsidiary guarantors each are wholly owned by the Company, comprise all of the direct and indirect subsidiaries of the Company (other than a minor subsidiary) and have jointly and severally guaranteed the Company’s obligations under the Senior Subordinated Notes on a full and unconditional basis, (c) the aggregate assets, liabilities, earnings and equity of the subsidiary guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis and (d) management has determined that separate financial statements and other disclosures concerning the subsidiary guarantors are not material to investors.

15.	Obligations Under Guarantees

The Company has indemnified St. Paul Fire and Marine Insurance Company (St. Paul) against any loss St. Paul may incur in the event that holders of surety bonds, issued on behalf of the Company by St. Paul, execute the bonds. As of December 31, 2003 St. Paul had $5.3 million in bonds outstanding for the Company. The majority of these bonds ($3.2 million) relate to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. A total of $2.0 million related to discontinued operations and will be replaced by the purchaser in 2004. The remaining bonds relate to such indefinite purposes as licenses, permits, and tax collection.

U.S. Silica has indemnified Safeco Insurance Company of America (Safeco) against any loss Safeco may incur in the event that holders of surety bonds, issued on behalf of U.S. Silica by Safeco, execute the bonds. As of December 31, 2003 Safeco had $555,000 in bonds outstanding for U.S. Silica. These are all reclamation bonds.

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

Item 9.         Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.         Controls and Procedures

Based on their review and evaluation, as of December 31, 2003, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) were effective, with the exception of the item noted in the following paragraph. There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation of our disclosure controls and procedures referred to in the preceding sentence that occurred during our last fiscal quarter, other than that addressed below, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the final review and preparation of the 2003 year-end financial statements, we, along with our auditors, PricewaterhouseCoopers LLP, informed the Audit Committee that we had identified a material weakness related to our interim period reporting of deferred tax valuation allowances which ultimately resulted in our restatement of our interim consolidated financial statements and the tax provision and deferred tax accounts for the quarter and year to date periods ended June 30, 2003 and September 30, 2003. Effective the first quarter of 2004, we instituted new procedures for assessing the valuation of our deferred tax assets for interim reporting purposes to rectify this material weakness and to prevent such an error from occurring in the future. We have discussed our corrective actions with our Audit Committee and PricewaterhouseCoopers LLP and, as of the date of this report, we believe such actions have corrected the identified material weakness.

PART III

Item 10.         Directors and Executive Officers of the Registrant

The following table identifies members of the Board of Directors and the executive officers of USS Holdings, Inc., our indirect parent, and us.

Name	Age	Present Position at March 1, 2004	Year Assumed Present Position(s)	Other Positions and Other Business Experience Within the Last Five Years

D. George Harris	70	Chairman and Director	1996	Chairman and director, D. George Harris & Associates, LLC (1987-present); Chairman, Shareholders Committee, Vestolit Holdings GmbH & Co., KG (1999-present); director, McWhorter Technologies, Inc. (1994-2000)

John A. Ulizio	48	President and Chief Executive Officer; Director	2003	Vice President, General Counsel and Assistant Secretary (1996-2003)

Anthony J. Petrocelli	66	Vice Chairman and Director	1996	Vice Chairman, D. George Harris & Associates, LLC (1987-present); Vice Chairman, Shareholders Committee, Vestolit Holdings GmbH & Co., KG (1999-present)

Ruth Dreessen	48	Director	1996	Chief Financial Officer, Westlake Chemicals since 2003. Formerly Managing Director, J. P. Morgan Securities Inc., formerly Chase Securities Inc. (1997-2001).

Timothy J. Walsh	40	Director	1998	Partner, J.P. Morgan Partners, LLC (formerly Chase Capital Partners) (1999-present); director, MetoKote Corporation, Inc., Pliant Corporation, Klöckner Pentaplest S.A., NexPak Corporation

Gary E. Bockrath	51	Vice President and Chief Financial Officer	1996	Senior Vice President of Finance, U.S. Silica (1993-present); director, U.S. Silica (1994-present)

Paul F. Guttmann	58	Senior Vice President, Sales and Marketing, U.S. Silica Company	2003	Vice President, Sales and Marketing, U.S. Silica Company (1999-2003)

Robert H. Morrow	53	Vice President, Logistics & National Accounts, U.S. Silica Company	2003	Vice President, Procurement and Logisitics, U.S. Silica Company (1997-2003)

Audit Committee Financial Expert

The Board of Directors has determined that Ruth Dreessen, chair of the Audit Committee is also the Audit Committee’s financial expert, as that term is defined in the SEC rules. Ms. Dreessen is independent within the meaning of the listing standards of the New York Stock Exchange.

Code of Ethics

The Board of Directors has adopted a Code of Ethics for our senior executive and financial officers. The Code of Ethics is posted on our website at U-S-SILICA.COM. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of the code of ethics by posting such information on our website.

Item 11.        Executive Compensation

Executive Compensation

The following table sets forth information regarding annual compensation for services rendered to us during the fiscal years ended December 31, 2003, 2002 and 2001 by (i) our chief executive officer, (ii) our former chief executive officer, and (iii) four of our most highly compensated executive officers, including one former executive officer (collectively, the “Named Executive Officers”).

Summary Compensation Table

		Annual Compensation			Long-term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s)/(1)/($)	All Other Compensation /(2)(3)(4)(5)(6)/($)
Roy D. Reeves	2003	223,150	1,000,000	—	—	898,835
Former Chief Executive Officer	2002	440,975	—	—	—	31,001
	2001	425,000	125,000	—	—	32,384

John A. Ulizio	2003	228,375	100,000	—	—	15,969
President and Chief Executive Officer	2002	195,550	—	—	—	14,251
	2001	183,800	20,000	—	—	12,450

Richard J. Shearer	2003	231,758	—	—	—	66,334
Former President, U.S. Silica	2002	256,300	—	—	—	17,510
Company	2001	249,062	20,000	—	—	16,368

Gary E. Bockrath	2003	209,275	100,000	—	—	14,092
Vice President and Chief	2002	196,050	—	—	—	14,062
Financial Officer	2001	184,300	20,000	—	—	12,498

Paul F. Guttmann	2003	151,025	—	—	—	4,584
Senior Vice President	2002	145,200	—	—	—	4,488
U.S. Silica Company	2001	141,000	10,000	—	—	4,114

Robert H. Morrow	2003	134,950	—	—	—	4,118
Vice President, U.S. Silica Company	2002	130,225	—	—	—	3,840
	2001	126,400	11,500	—	—	3,669

(1)	As of December 31, 2003, the Named Executive Officers held the following amounts of restricted stock: Mr. Shearer, 17,000 shares; Mr. Bockrath, 6,000 shares; Mr. Ulizio 6,000 shares, Mr. Guttmann 5,000 shares and Mr. Morrow, 5,000 shares. The value of the restricted stock as of December 31, 2003 is equal to the value as of the date of granted.
(2)	Includes severance payments by us to Mr. Reeves for $831,741 and payments to Mr. Reeves from an unfunded supplemental executive retirement plan of $44,796.
(3)	Includes severance payments to Mr. Shearer of $29,023 and payments for vacations earned but not used by Mr. Shearer of $23,727.
(4)	Includes life insurance premiums paid by us in 2003 on behalf of the Named Executive Officers as follows: Mr. Ulizio, $1,584; Mr. Reeves, $9,954; Mr. Shearer, $1,584; Mr. Bockrath, $1,584; Mr. Guttmann, $1,584 and Mr. Morrow, $1,441.
(5)	Includes matching contributions by us to the U.S. Silica Company Retirement Savings and Investment Plan for Salaried Employees in 2003 on behalf of the Named Executive Officers as follows: Mr. Ulizio, $5,250; Mr. Reeves, $4,000; Mr. Shearer, $4,000; Mr. Bockrath, $4,056; Mr. Guttmann, $3,000 and Mr. Morrow, $2,677. Also includes other contributions by us to this plan in 2003 on behalf of certain Named Executive Officers as follows: Mr. Shearer, $8,000; Mr. Bockrath, $8,452; and Mr. Ulizio $9,135.
(6)	Includes $8,344 in commuting expenses reimbursed to Mr. Reeves.

U.S. Silica Company Retirement Plan for Salaried Employees

	Years of Service
Average Earnings	15	20	25	30	35
$125,000	$ 31,403	$ 41,870	$ 52,338	$ 62,805	$ 73,273
$150,000	$ 38,340	$ 51,120	$ 63,900	$ 76,680	$ 89,460
$175,000	$ 45,278	$ 60,370	$ 75,463	$ 90,555	$105,648
$200,000	$ 52,215	$ 69,620	$ 87,025	$104,430	$121,835
$225,000	$ 59,153	$ 78,870	$ 98,588	$118,305	$138,023
$250,000	$ 66,090	$ 88,120	$110,150	$132,180	$154,210
$300,000	$ 79,965	$106,620	$133,275	$159,930	$186,585
$400,000	$107,715	$143,620	$179,525	$215,430	$251,335

At December 31, 2003, credited years of service under the U.S. Silica Company Retirement Plan for Salaried Employees (the Retirement Plan) for Mr. Guttmann and Mr. Morrow, the only two Named Executive Officers who participate was 28 years each. The compensation covered by the Retirement Plan includes the annual base salary listed above in the Summary Compensation Table. The estimated annual retirement benefit indicated in the Retirement Plan table includes enhanced pension provisions under the U.S. Silica Company Pension Restoration Plan, which is an unfunded plan providing benefits to participants in the Retirement Plan that are not payable under the Retirement Plan because of the limitations stipulated by the Internal Revenue Code. Estimated benefits set forth in the Retirement Plan table were calculated on the basis of a single life annuity. Annual benefits payable under the Retirement Plan are not offset by any amount.

Supplemental Executive Retirement Plan

Mr. Reeves was covered by a Supplemental Executive Retirement Plan (SERP). As of the date of his termination of employment, Mr. Reeves was entitled under the SERP to an annual benefit payable for the remainder of his life of $89,592.78, with an equal amount payable to Mr. Reeves’ current spouse for the remainder of her life if she survives Mr. Reeves.

Employment Contracts and Termination of Employment Arrangements

Termination Agreement with Mr. Reeves. In June, 2003 we entered into a Separation Agreement with Mr. Reeves, our former Chief Executive Officer, that requires us to pay severance to him in the amount of $64,240 per month through March, 2006; a lump sum payment at the time of the execution of the agreement totaling $446,300; payment of an unfunded SERP totaling $89,593 per year as noted above and payment of a lump sum bonus totaling $1,000,000 upon the completion of the divestiture of our aggregates business unit, which closed on July 18, 2003.

Severance Agreement with Mr. Shearer. In August 2000, U.S. Silica Company, one of our subsidiaries, entered into a severance agreement with Mr. Shearer to provide for severance and benefits in the event his employment is terminated for any reason other than cause, as defined in the agreement. Under this severance agreement, Mr. Shearer is entitled to continue to receive his salary for a maximum period of two years following termination of employment. In addition, U.S. Silica will pay medical premiums for Mr. Shearer and his family under the U.S. Silica Health Plan for a maximum period of six months beyond the required COBRA continuation coverage period and, upon the sale of Mr. Shearer’s house, U.S. Silica will pay a percentage of the unrecovered cost of improvements to his residence up to approximately $47,000. This agreement contains confidentiality and non-compete covenants. Mr. Shearer began receiving severance payments according to the terms of this agreement in the fourth quarter of 2003.

Director Compensation

Members of our Board of Directors who are our employees, or employees of J. P. Morgan Partners, LLC, are not compensated for their services as directors, but may be reimbursed for actual expenses incurred in attending meetings of the Board of Directors or committees thereof. Other directors may be compensated for their services. Messrs. Harris and Petrocelli each receive $125,000 annually as Directors and Chairman and Vice Chairman, respectively. Ruth Dreessen, an outside director, receives $70,000 annually as Director, and Chair of the Audit Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

All of our outstanding capital stock is directly owned by BMAC Holdings, which in turn is wholly owned by USS Holdings. The following table sets forth, to the best of our knowledge, certain information regarding the ownership of the capital stock of USS Holdings as of December 31, 2003 with respect to the following: (i) each person known by us to own beneficially more than 5% of the outstanding shares of any class of capital stock of USS Holdings; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities for which that person has a right to acquire beneficial ownership presently or within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be the beneficial owner of securities as to which that person has no economic interest.

Except as otherwise indicated, each person listed in the following table has sole voting and investment power with respect to the shares listed opposite that person’s name.

Beneficial Owners (1)	Shares of Common Stock			Percentage of Common Stock (2)*
	Class A (3)	Class B (4)	Class C (5)	Class A	Class B		Class C
J.P. Morgan Chase & Co. (9)(10)	0	340,069	8,800	* *	79.8%		2.2%
Massachusetts Mutual Life Insurance Company (11)	0	104,211	2,697	* *	27.1%		* *
D. George Harris (12)	124,653	8,186	42,291	25.3%	2.6%		10.7%
Anthony J. Petrocelli (13)(15)	73,222	5,184	41,850	16.8%	1.4%		10.6%
Richard E. Goodell	6,640	0	29,000	1.2%	*	*	7.3%
Richard J. Donahue	65,972	1,950	41,376	12.0%	*	*	10.5%
Richard J. Nick (15)	34,296	1,744	41,346	6.4%	*	*	10.5%
Donald G. Kilpatrick (13)	50,962	0	41,090	12.8%	*	*	10.4%
Roy D. Reeves	27,500	0	0	5.0%	*	*	* *
John A. Ulizio	5,755	0	6,000	1.1%	*	*	1.5%
Gary E. Bockrath	6,109	0	6,000	1.0%	*	*	1.5%
Ruth Dreessen	0	0	0	* *	*	*	* *
Timothy J. Walsh (10)(14)	0	0	0	* *	14.1%		2.2%
All directors and executive officers as a group (14 persons) (10)(12)(14)	344,146	17,063	207,863	64.9%	4.5%		61.3%

Beneficial Owners (1)	Shares of Preferred Stock			Percentage of Preferred Stock (2)*
	Series A (6)	Series B (7)	Series D (8)	Series A		Series B	Series D
J.P. Morgan Chase & Co. (9)(10)	678,035	1,356,070	9,232	75.0%		66.9%	60.3%
Massachusetts Mutual Life Insurance Company (11)	207,778	415,556	2,829	22.6%		20.2%	18.5%
D. George Harris (12)	15,268	58,016	1,260	1.8%		4.4%	9.5%
Anthony J. Petrocelli (13)	9,035	27,070	798	1.0%		2.3%	5.7%
Richard E. Goodell	0	20,000	0	*	*	1.0%	*	*
Richard J. Donahue	1,104	16,291	300	*	*	* *	1.7%
Richard J. Nick	3,312	17,771	268	*	*	* *	1.8%
Donald G. Kilpatrick (13)	1,534	9,422	0	*	*	1.4%	*	*
Roy D. Reeves	0	0	0	*	*	* *	*	*
John A. Ulizio	0	10,000	0	*	*	* *	*	*
Gary E. Bockrath	0	10,000	0	*	*	* *	*	*
Ruth Dreessen	0	0	0	*	*	* *	*	*
Timothy J. Walsh (10)(14)	0	0	0	1.5%		1.4%	*	*
All directors and executive officers as a group (14 persons) (10)(12)(14)	28,719	159,148	2,626	3.3%		8.6%	14.9%

**	Less than 1%.

*	All share percentages assume that each respective beneficial owner, and only that owner, has exercised its warrants to purchase shares of preferred stock or common stock, as the case may be, of USS Holdings, if any.
**	Less than 1%.
(1)	The address of J.P. Morgan Chase & Co. (“J.P. Morgan Chase”) and its affiliates referred to in note (9) below is 270 Park Avenue, New York, New York 10017 and 1221 Avenue of the Americas, 39th Floor, New York, New York 10020, respectively. The address of Massachusetts Mutual Life Insurance Company and its affiliates is 1295 State Street, Springfield, Massachusetts 01111. The address of Mr. Kilpatrick is c/o Pillsbury Winthrop LLP, 1540 Broadway, New York, New York 10036. The address of each other person is c/o D. George Harris & Associates, Inc., 350 Powerville Road, Boonton Township, New Jersey 07005.
(2)	Notwithstanding the enumerated percentage shares of beneficial ownership of common and preferred stock, a stockholders agreement dated as of February 9, 1996, as amended (the “stockholders agreement”), among all of the stockholders of USS Holdings (the “Stockholders”) governs the Stockholders’ exercise of their voting rights with respect to election of directors and certain other material events. The parties to the stockholders agreement have agreed to vote their shares of USS Holdings to elect the Board of Directors as set forth therein. See “—The Stockholders Agreement.”
(3)	Holders of Class A common stock are entitled to one vote with respect to all matters to be voted on by USS Holdings’ Stockholders for each share of Class A common stock held, subject to the stockholders agreement.
(4)	Holders of Class B common stock, except as otherwise required by law, have no voting rights. The Class B common stock will automatically be converted into shares of Class A common stock on a one-for-one basis at the time of a trigger event or an event of conversion. A “trigger event” is defined in the stockholders agreement as either the existence of a Credit Event or an EBITDA Event (as defined in the stockholders agreement), An “event of conversion” is defined in the Amended and Restated Certificate of Incorporation, as amended from time to time, as (i) the consummation of an initial public offering resulting in net proceeds to USS Holdings and/or any selling stockholders of not less than $30 million or (ii) the conversion of more than 50% of the Series B preferred stock originally issued. Holders (other than Mass Mutual (as defined in note (11))) of at least 50% of the then outstanding common stock purchase warrants and shares issued or issuable under the stockholders agreement, and Mass Mutual, if it holds at least 50% of the then outstanding common stock purchase warrants and shares issued or issuable under the stockholders agreement upon the exercise of the warrants then outstanding and held by Mass Mutual, have the right to require USS Holdings to purchase their warrants to purchase Class B common stock and shares issued thereunder held by JPMP (23A SBIC), Mass Mutual and certain DGHA principals at any time after October 1, 2004 and prior to a sale, public offering of common stock or liquidation of USS Holdings. Upon the exercise of those put rights, if USS Holdings cannot obtain the consents from third parties necessary to purchase those shares after using reasonable efforts, USS Holdings will be released from its obligation to purchase the warrants. At any time after October 1, 2005, USS Holdings has the right to purchase all (but not less than all) of the warrants to purchase shares of Class B common stock held by JPMP (23A SBIC), Mass Mutual and certain DGHA principals.
(5)	Holders of Class C common stock are entitled to one vote with respect to all matters to be voted on by USS Holdings’ stockholders for each share of Class C common stock held, subject to the stockholders agreement. Those shares are subject to repurchase by USS Holdings in certain circumstances upon the occurrence of certain liquidity events, including the sale of all or substantially all of the assets of USS Holdings and its subsidiaries, a merger of USS Holdings or any subsidiary and a sale of USS Holdings and upon the occurrence of certain termination events, including death, disability, retirement or termination of employment. The total number of shares of Class C common stock issuable under the warrants will be reduced in proportion to the number of shares of Class C common stock which did not vest and/or which are repurchased in accordance with the terms of the restricted stock purchase agreements pursuant to which the shares of Class C common stock are issued. Holders (other than Mass Mutual (as defined in note (11))) of at least 50% of the then outstanding common stock purchase warrants and shares issued or issuable under the stockholders agreement, and Mass Mutual, if it holds at least 50% of the then outstanding common stock purchase warrants and shares issued or issuable under the stockholders agreement upon the exercise of the warrants then outstanding and held by Mass Mutual, have the right to require USS Holdings to purchase their warrants to purchase shares of common stock and shares issued thereunder held by JPMP (23A SBIC) (as defined in note (9)), Mass Mutual and certain DGHA principals at any time after October 1, 2004 and prior to a sale, public offering of common stock or liquidation of USS Holdings. Upon the exercise of those put rights, if USS Holdings cannot obtain the consents from third parties necessary to purchase those shares after using reasonable efforts, USS Holdings will be released from its obligation to purchase the warrants. At any time after October 1, 2005, USS Holdings has the right to purchase all (but not less than all) of the warrants to purchase shares of Class C common stock held by JPMP (23A SBIC), Mass Mutual and certain DGHA principals.
(6)	Holders of Series A preferred stock, except as otherwise required by law, have no voting rights, except in the event that there is a proposal to amend the terms of the Series A preferred stock so as to affect it adversely or a proposal to authorize or issue (i) any equity or convertible debt securities or (ii) certain rights to purchase equity or convertible debt securities, in either case ranking equal or superior to the Series A preferred stock (with certain exceptions), which shall then require the consent of the holders of two-thirds of the outstanding shares of Series A preferred stock. Holders of more than 50% of the Series B preferred stock originally issued have the right to require USS Holdings to purchase all (but not less than all) of the shares of Series A preferred stock and warrants to purchase Series A preferred stock held by JPMP (SBIC) (as defined in note (9)) and Mass Mutual (as defined in note (11)) at any time after October 1, 2004 and prior to a sale, public offering of common stock or liquidation of USS Holdings. Upon the exercise of those put rights, if USS Holdings cannot obtain the consents from third parties necessary to purchase those shares and warrants after using reasonable efforts, USS Holdings will be released from its obligation to purchase the shares and warrants. At any time after October 1, 2005, USS Holdings has the right to purchase all (but not less than all) of the Series A preferred stock held by JPMP (SBIC) and Mass Mutual.
(7)	Holders of Series B preferred stock shall not, prior to the occurrence of a “trigger event” (as defined in note (4) above), have any voting rights, except as otherwise required by law and except in the event of a proposal to authorize or issue additional shares of Series B preferred stock or change the preferences, rights or powers of the Series B preferred stock so as to affect it adversely, which shall then require the consent of the holders of a majority of the outstanding shares of Series B preferred stock. After a trigger event, the holders of Series B preferred stock shall vote, together with the holders of Class A common stock, as one class, with each share of Series B preferred stock entitling its holder to that number of votes equal to the number of shares of common stock issuable upon conversion thereof (currently one share of Class B common stock for each share of Series B preferred stock (subject to adjustment)) on the date of any such vote, subject to the Stockholders Agreement. Holders of more than 50% of the Series B preferred stock originally issued have the right to require USS Holdings to purchase all (but not less than all) of the shares of Series B preferred stock and warrants to purchase Series B

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

(8)	Holders of Series D preferred stock, except as otherwise required by law, have no voting rights, except in the event there is a proposal to amend the terms of the Series D preferred stock so as to affect it adversely or a proposal to authorize or issue (i) any equity or convertible debt securities or (ii) certain rights to purchase equity or convertible debt securities, in either case ranking equal or superior to the Series D preferred stock, which shall then require the consent of the holders of a majority of the outstanding shares of Series D preferred stock.
(9)	Includes (i) 664,146 shares of Series A preferred stock, 1,328,292 shares of Series B preferred stock, 9,232 shares of Series D preferred stock, 280,076 shares of Class B common stock, 59,993 shares of Class B common stock issuable upon exercise of common stock warrants and 8,800 shares of Class C common stock issuable upon exercise of common stock purchase warrants, in each case held by J.P. Morgan Partners (23A SBIC), LLC (“JPMP (23A SBIC)”), the managing member of which is J.P. Morgan Partners (23A SBIC Manager), Inc. (“JPMP (23A SBIC Manager)”), the sole stockholder of which is JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (“JPMC”), the sole stockholder of which is J.P. Morgan Chase and (ii) 13,889 shares of Series A preferred stock issuable upon exercise of preferred stock warrants and 27,778 shares of Series B preferred stock issuable upon exercise of preferred stock warrants, in each case held by J.P. Morgan Partners (SBIC), LLC (“JPMP (SBIC)”), the sole member of which is J.P. Morgan Partners (BHCA), L.P. (“JPMP (BHCA)”), the general partner of which is JPMP Master Fund Manager, L.P. (“JPMP MFM”), the general partner of which is JPMP Capital Corp. (“JPMP CC”), the sole stockholder of which is J.P. Morgan Chase. Each of JPMP (23A SBIC), JPMP (23A SBIC Manager), JPMC, JPMP (SBIC), JPMP (BHCA), JPMP MFM, JPMP CC and J.P. Morgan Chase may be deemed the beneficial owner of the foregoing shares. Messrs. Chavkin and Walsh are executive officers of JPMP (23A SBIC Manager), JPMP (SBIC), JPMP CC and J.P. Morgan Partners, LLC (“JPMP LLC”), which serves as investment advisor to JPMP (23A SBIC), JPMP (SBIC) and JPMP (BHCA). JPMP (23A SBIC) and JPMP (SBIC) are licensed small business investment companies (an “SBIC”) and as such are subject to certain restrictions imposed upon SBICs by the regulations established and enforced by the United States Small Business Administration. Among these restrictions are certain limitations on the extent to which an SBIC may exercise control over companies in which it invests.
(10)	Mr. Walsh may be deemed the beneficial owner of the shares of common stock and preferred stock and warrants to purchase preferred and common stock referred to in note (9) above given his position as an executive officer of JPMP (23A SBIC Manager), JPMP (SBIC), JPMP CC and JPMP LLC.
(11)	Includes (i) 180,000 shares of Series A preferred stock and warrants to purchase 27,778 shares of Series A preferred stock, (ii) 360,000 shares of Series B preferred stock and warrants to purchase 55,556 shares of Series B preferred stock (iii) 2,829 shares of Series D preferred stock, (iv) 85,827 shares of Class B common stock, (v) warrants to purchase 18,384 shares of Class B common stock issuable upon exercise of common stock purchase warrants and (vi) 2,697 shares of Class C common stock issuable upon exercise of common stock purchase warrants owned by Massachusetts Mutual Life Insurance Company, Mass Mutual Participation Investors, Mass Mutual Corporate Investors and Gerlach & Co. (collectively, “Mass Mutual”).
(12)	Does not include 19,691 shares of Class A common stock, 938 shares of Series A preferred stock, 31,575 shares of Series B preferred stock, 219 shares of Series D preferred stock, 1,420 shares of Class B common stock issuable upon exercise of common stock purchase warrants and 208 shares of Class C common stock issuable upon exercise of common stock purchase warrants held in two trusts over which Mr. Harris, as co-trustee, shares voting control and investment control.
(13)	Does not include 22,075 shares of Class A common stock, 18,537 shares of Series B preferred stock, 78 shares of Series D preferred stock, 84 shares of Class B common stock issuable upon exercise of common stock purchase warrants and 12 shares of Class C common stock issuable upon exercise of common stock purchase warrants held in twelve trusts over which Messrs. Petrocelli and Kilpatrick, as co-trustees, share voting control and investment control.
(14)	Does not include the shares of common stock and preferred stock and warrants to purchase preferred and common stock referred to in note (9) above.
(15)	Does not include 750 shares of Class A Common held in two trusts over which Messrs. Nick and Petrocelli as co-trustees share voting control and investment control.

The	Stockholders Agreement

The holders of all of the capital stock of USS Holdings are party to a stockholders agreement. The stockholders agreement governs the holders’ exercise of their voting rights with respect to the election of directors and certain other material events. The parties to the agreement have agreed to vote their shares of USS Holdings to elect (i) for as long as Mr. Harris owns 50% or more of the securities of USS Holdings (subject to certain exceptions set forth in the agreement) held by him on February 9, 1996 (the date of the USS acquisition), he shall designate himself a director, (ii) for as long as Mr. Petrocelli owns 50% or more of the securities of

USS Holdings (subject to certain exceptions set forth in the agreement) held by him on February 9, 1996, he shall designate himself a director, and (iii) two directors designated by a majority of the institutional stockholders party to the stockholders agreement (the “Institutional Stockholders”). JPMP (23A SBIC) and JPMP (SBIC) currently hold 76.5% of the stock owned by the Institutional Stockholders. For so long as each shall be a director, Mr. Harris is entitled to be elected as Chairman of the Board of Directors, and Mr. Petrocelli is entitled to be elected as Vice Chairman of the Board of Directors. If Mr. Harris or Mr. Petrocelli ceases to be a director, then replacement of each shall be designated by a Majority of the Stockholders. Upon a trigger event, a Majority of the Institutional Stockholders have the right to designate two additional directors, thus enabling them to choose the majority of directors serving on the Board of Directors.

The provisions of the stockholders agreement also govern:

–	restrictions on certain actions by USS Holdings and its subsidiaries without the consent of a Majority of the Institutional Stockholders and Mr. Harris and Mr. Petrocelli individually, so long as each remains a director, to approve, among other things, the consummation of a public offering, the issuance of certain equity securities, the merger or consolidation with or into another entity, the acquisition of another entity, certain sales of assets, the liquidation or reorganization of USS Holdings and the incurrence of certain debt;

–	stockholder rights of first refusal to purchase certain capital stock or equity securities to be issued by USS Holdings;

–	USS Holdings’ and stockholder rights of first offer to purchase certain shares of USS Holdings to be sold by stockholders;

–	USS Holdings’ and stockholder rights to purchase, and stockholder rights to sell, certain shares of USS Holdings held by stockholders in certain instances (including a person’s termination of employment);

–	rights of certain stockholders to cause all of the other stockholders to sell stock in connection with the sale of USS Holdings; and

–	rights of certain stockholders to participate in certain sales of the shares of USS Holdings by other stockholders.

Item 13.         Certain Relationships and Related Transactions

Loans to Management

In 2000, our indirect parent, USS Holdings, made loans to certain of its management stockholders to finance their purchase of shares of USS Holdings Class A common stock and Series D preferred stock. The loans are evidenced by promissory notes that accrue interest at 9% per annum payable quarterly, and are collateralized by the stock. During 2003, the largest aggregate amount of indebtedness under these loans for Paul F. Guttmann, a Senior Vice President of U.S. Silica, was $39,000. As of March 1, 2004, Mr. Guttmann’s outstanding loan was $39,000.

Relationship with J.P. Morgan Chase & Co.

From time to time, J.P. Morgan Securities Inc., formerly known as Chase Securities Inc. (JPMSI) acts as a principal or agent in connection with offers and sales of our senior subordinated notes in market-making transactions. In addition, JPMSI acted as our financial advisor in connection with the sale of our aggregates business. JPMSI is an affiliate of JPMP LLC, which serves as investment advisor to JPMP (23A SBIC) and JPMP (SBIC). Certain affiliates of J.P. Morgan Chase own a majority of the outstanding preferred stock of USS Holdings and thus have the right under the stockholders agreement to appoint two directors of USS Holdings. Timothy J. Walsh, one of our directors, is also a partner at JPMP LLC. Mr. Walsh is also an executive officer of the managing member of JPMP (23A SBIC) and executive officer of JPMP (SBIC).

Management Services Agreement

Pursuant to an agreement among USS Holdings, BMAC Holdings, D. George Harris & Associates, LLC (DGHA) and us, DGHA (the principals of which are stockholders of USS Holdings) provided management advisory services to us from time to time. In consideration of these management services, we agreed to pay an annual management fee of $500,000 to DGHA. Pursuant to the agreement, we reimbursed DGHA for all reasonable out-of-pocket travel and entertainment expenses incurred in rendering their management services to us.

The agreement also provided that, at DGHA’s request, we are obligated to provide DGHA with one or more interest-free loans not exceeding an aggregate of $0.5 million in any calendar year and not to exceed $3.0 million in total. As of December 31, 2002 and 2003, a loan of $1.4 million was currently outstanding. This loan is guaranteed by D. George Harris, Anthony J. Petrocelli, Richard J. Donahue, Donald G. Kilpatrick and Richard J. Nick. By mutual consent, the agreement was effectively terminated as of June 30, 2003 to discontinue the services being provided by DGHA thereunder. The agreement, however, remains in place to address issues related to the outstanding loans, which continues to be payable upon a sale or initial public offering of USS Holdings.

We paid approximately $250,000 and $500,000 in management fees to DGHA for the years ended December 31, 2003 and December 31, 2002, respectively under this agreement.

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

Item 14.         Principal Accountant Fees and Services

The following table presents fees and expenses for professional services rendered by PricewaterhouseCoopers LLP, our principal accountant, for the audit of our financial statements for the years ended December 31, 2003 and 2002, and the fees and expenses billed for other services rendered by PricewaterhouseCoopers LLP during those periods:

Type of Fee	FY 2003	FY 2002
Audit Fees	$345,000	$508,400
Audit-Related Fees	—	—
Benefit Plan Audits	40,250	35,330
Services Related to Sale of Aggregates Business	41,000	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$426,250	$543,730

Annual audit fees and audit-related fees are reviewed by the Audit Committee and pre-approved annually when the Audit Committee formally reappoints PricewaterhouseCoopers LLP as our auditor. We do not presently intend to engage PricewaterhouseCoopers LLP to provide us with non-audit or non-audit related services. However, to the extent that we do engage such services from PricewaterhouseCoopers LLP in the future, the Audit Committee will review and approve such services prior to such engagement.

PART IV

Item 15.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statements Filed as Part of This Annual Report on Form 10-K

(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts and Reserves

Better Minerals & Aggregates Company

For the Years Ended December 31, 2003, 2002, and 2001

(in thousands of dollars)

	Balance at Beginning of Period	Additions/(Reductions)				Balance at End of Period
		Charged to Costs and Expenses	Resulting From Divestures
				Accounts
Description				Written Off	Recovered
Allowance for Doubtful Accounts
2003	$1,629	$465	$(744)	$(151)	—	$1,199
2002	$1,824	$1,135	—	$(1,311)	$1	$1,629
2001	$1,327	$780	—	$(284)	$1	$1,824

	Balance at Beginning of Period	Charged to Costs and Expenses		Utilized		Balance at End of Period
Income Tax Valuation Allowance
2003	$7,500	$74,337		—		$81,837
2002	—	$7,500		—		$7,500

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

EXHIBIT NUMBER
2.1	Purchase Agreement dated as of April 10, 2003 among Better Minerals & Aggregates Company, as Seller, Hanson BMC Acquisition Co., as Purchaser, U.S. Silica Company, solely for the purposes of Article 14 of the Purchase Agreement, and Hanson Building Materials America, Inc., solely for the purposes of Article 15 of the Purchase Agreement (in accordance with Securities and Exchange Commission rules, this agreement omits the schedules thereto, which Better Minerals & Aggregates Company agrees to furnish supplementally to the Commission upon request) (incorporated by reference to Exhibit 2.1 of the Better Minerals & Aggregates Company Annual Report on Form 10-K filed on April 18, 2003).

3.1	Amended and Restated Certificate of Incorporation of Better Minerals & Aggregates Company dated as of February 9, 1996 (incorporated by reference to Exhibit 3.1 of the Better Minerals & Aggregates Company Registration Statement on Form S-4, Registration No. 333-32518, filed on March 15, 2000).

3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Better Minerals & Aggregates Company dated September 30, 1999 (incorporated by reference to Exhibit 3.1.1 of the Better Minerals & Aggregates Company Registration Statement on Form S-4, Registration No. 333-32518, filed on March 15, 2000).

3.2	By-laws of Better Minerals & Aggregates Company (incorporated by reference to Exhibit 3.2 of the Better Minerals & Aggregates Company Registration Statement on Form S-4, Registration No. 333-32518, filed on March 15, 2000).

4.1	Indenture, dated as of October 1, 1999, among Better Minerals & Aggregates Company, the subsidiary guarantors named therein and The Bank of New York, as trustee (including the forms of Better Minerals & Aggregates Company’s 13% Senior Subordinated Notes due 2009 attached thereto as exhibits) (incorporated by reference to Exhibit 4.1 of the Better Minerals & Aggregates Company Registration Statement on Form S-4, Registration No. 333-32518, filed on March 15, 2000).

4.2	Supplemental Indenture, dated as of December 1, 2000, among Better Minerals & Aggregates Company, BMAC Services Co., Inc. and the other subsidiary guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 of the Better Minerals & Aggregates Company Annual Report on Form 10-K/A filed on March 29, 2001).

10.1	Stockholders Agreement, dated as of February 9, 1996, among USS Holdings, Inc. and the stockholders of USS Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Better Minerals & Aggregates Company Registration Statement on Form S-4, Registration No. 333-32518, filed on March 15, 2000).

10.1.1	Amendment No. 1 to Stockholders Agreement, dated as of October 15, 1996, among USS Holdings, Inc. and the stockholders of USS Holdings, Inc. (incorporated by reference to Exhibit 10.1.1 of the Better Minerals & Aggregates Company Registration Statement on Form S-4, Registration No. 333-32518, filed on March 15, 2000).

10.1.2	Amendment No. 2 to Stockholders Agreement, dated as of October 6, 1998, among USS Holdings, Inc. and the stockholders of USS Holdings, Inc. (incorporated by reference to Exhibit 10.1.2 of the Better Minerals & Aggregates Company Registration Statement on Form S-4, Registration No. 333-32518, filed on March 15, 2000).

10.1.3**	Amendment No. 3 to Stockholders Agreement, dated as of May 15, 2001, among USS Holdings, Inc. and the stockholders of USS Holdings, Inc.

10.1.4**	Amendment No. 4 to Stockholders Agreement, dated as of October 28, 2003, among USS Holdings, Inc. and the stockholders of USS Holdings, Inc.

10.2	Amended and Restated Tax Sharing Agreement, dated as of October 1, 1999, among Better Minerals & Aggregates Company, its domestic subsidiaries, and USS Holdings, Inc. (incorporated by reference to Exhibit 10.3 of the Better Minerals & Aggregates Company Registration Statement on Form S-4, Registration No. 333-32518, filed on March 15, 2000).

10.3	Credit Agreement dated as of September 8, 2003 among U.S. Silica Company, as Borrower, BMAC Holdings, Inc., Better Minerals and Aggregates Company, The Fulton Land and Timber Company, Ottawa Silica Company, Pennsylvania Glass Sand Corporation, George F. Pettinos, LLC and BMAC Services Co., Inc., each as Affiliate Guarantors, the financial institutions identified as Lenders on the signature pages thereto, and Wachovia Bank, National Association, as Administrative Agent and Swingline Lender (incorporated by reference to Exhibit 10 of the Better Minerals & Aggregates Company Current Report on Form 8-K filed on September 12, 2003).

10.4*	Severance Agreement, dated August 15, 2000, between U.S. Silica Company and Richard Shearer (incorporated by reference to Exhibit 10.12 of the Better Minerals & Aggregates Company Annual Report on Form 10-K/A filed on March 29, 2001).

10.5*	Separation Agreement and General Release dated as of June 24, 2003 (effective June 30, 2003) between Roy D. Reeves and USS Holdings, Inc. (Incorporated by reference to Exhibit 10 to the Better Minerals & Aggregates Company Current Report on Form 8-K dated July 18, 2003).

10.6.	Second Amended and Restated Management Services Agreement, dated as of March 28, 2001, among Better Minerals & Aggregates Company, USS Holdings, Inc., U.S. Silica Company, and D. George Harris & Associates, LLC (incorporated by reference to Exhibit 10.1 of the Better Minerals & Aggregates Company Quarterly Report on Form 10-Q filed on August 9, 2001).

10.6.1	Assignment and Assumption Agreement, dated as of September 30, 1999, among D. George Harris & Associates, Inc., D. George Harris & Associates, LLC, USS Holdings, Inc., USS Intermediate Holdco, Inc., U.S. Silica Company, BMAC Holdings, Inc. and Better Minerals & Aggregates Company (incorporated by reference to Exhibit 10.2.1 of the Better Minerals & Aggregates Company Registration Statement on Form S-4, Registration No. 333-32518, filed on March 15, 2000).

21.1**	Subsidiaries of Better Minerals & Aggregates Company.

31.1**	Certification of chief executive officer, as adopted pursuant to Rule 15(d)-14(a).

31.2**	Certification of chief financial officer, as adopted pursuant to Rule 15(d)-14(a).

32.1**	Certification of chief executive officer, pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of chief financial officer, pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement
**	Filed herewith

(b) Reports on Form 8-K.

We did not file any reports on Form 8-K during the last quarter of the period covered by this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2004.

BETTER MINERALS & AGGREGATES COMPANY

By:	/S/ GARY E. BOCKRATH
	Name:	Gary E. Bockrath
	Title:	Vice President and Chief Financial Officer

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below appoints Gary E. Bockrath jointly and severally, as his or her true and lawful attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, jointly and severally, full power and authority to do and perform each in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, jointly and severally, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Dated: March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ JOHN A. ULIZIO John A. Ulizio	President and Chief Executive Officer (Principal Executive Officer); Director	March 30, 2004

/s/ GARY E. BOCKRATH Gary E. Bockrath	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2004

/s/ D. GEORGE HARRIS D. George Harris	Director	March 30, 2004

/s/ ANTHONY J. PETROCELLI Anthony J. Petrocelli	Director	March 30, 2004

/s/ RUTH DREESSEN Ruth Dreessen	Director	March 30, 2004

/s/ TIMOTHY J. WALSH Timothy J. Walsh	Director	March 30, 2004