Form 10-Q/A
period 2003-06-30
BETTER MINERALS & AGGREGATES CO
filed 2004-04-02
CIK 1108673

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               __________________

                                    FORM 10-Q/A

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

       Common Stock                      100 shares

                                EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2003 is being filed for the purpose of restating the financial statements for the quarter and the six months ended June 30, 2003 contained in Item 1 hereof to reflect a write-off of all of our net deferred tax assets due to the uncertainty of the future utilization of our net operating losses and alternative minimum tax credit carry forwards. A valuation of these assets should have been performed in connection with the classification of our aggregates business as an asset held for sale in the second quarter. Except for related changes to Items 1, 2 and 4 hereof, no other modifications or changes have been made to our Form 10-Q for the quarterly period ended June 30, 2003 as originally filed or the exhibits filed therewith.

                      Better Minerals & Aggregates Company
                                 Form 10-Q/A Index


                                                                          Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2003 (unaudited)
(restated) and December 31, 2002...........................................   1
Condensed Consolidated Statements of Operations for the quarter and six months ended June 30, 2003 (unaudited) (restated) and
June 30, 2002 (unaudited)..................................................   3
Condensed Consolidated Statements of Stockholder's Equity for the
quarter and six months ended June 30, 2003 (unaudited) (restated) and
June 30, 2002 (unaudited)..................................................   4
Condensed Consolidated Statements of Cash Flows for the six months
ended June 30, 2003 (unaudited) (restated) and June 30, 2002 (unaudited)...   5
Notes to Condensed Consolidated Financial Statements.......................   6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk......  18

Item 4.    Controls and Procedures.........................................  18

PART II.   OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities.................................  19

Item 6.    Exhibits and Reports on Form 8-K................................  19



Signatures

Exhibits

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                          June 30,        December 31,
                                                                            2003              2002
                                                                            ----              ----
                                                                        (Unaudited)
Assets                                                                  (Restated)

Current:
     Cash and cash equivalents                                            $  2,886         $  1,330
     Accounts receivable:
      Trade, less allowance for doubtful accounts of $975 and $885          28,890           25,298
      Other                                                                  7,276            5,537
     Inventories                                                            17,204           17,106
     Prepaid expenses and other current assets                               3,814            4,748
     Deferred income taxes                                                       -            2,904
     Income tax deposits                                                        77               23
     Current assets of discontinued operations                              40,377           36,266
                                                                           -------          -------
        Total current assets                                               100,524           93,212

Property, plant and equipment:
     Mining property                                                        20,262           24,041
     Mine development                                                        4,406            4,406
     Asset retirement cost                                                   4,609               --
     Land                                                                   15,910           15,936
     Land improvements                                                       3,990            4,053
     Buildings                                                              31,984           31,984
     Machinery and equipment                                               119,154          122,771
     Furniture and fixtures                                                    668              668
     Construction-in-progress                                                1,964            1,489
                                                                           -------          -------
                                                                           202,947          205,348
     Accumulated depletion, depreciation and amortization                 (107,128)        (100,172)
                                                                           -------          -------
      Property, plant and equipment, net                                    95,819          105,176

Other noncurrent:
     Debt issuance costs                                                     9,376            9,518
     Insurance for third-party product liability claims                     42,594           40,864
     Deferred income taxes                                                       -           14,747
     Noncurrent assets of discontinued operations                          172,859          173,285
     Other noncurrent assets                                                 4,372            3,819
                                                                           -------          -------
        Total other noncurrent                                             229,201          242,233
                                                                           -------          -------
        Total assets                                                      $425,544         $440,621
                                                                           =======          =======

        The accompanying notes are an integral part of these statements.

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                          June 30,        December 31,
                                                                            2003              2002
                                                                            ----              ----
                                                                        (Unaudited)
Liabilities                                                             (Restated)

Current:
     Book overdraft                                                       $  3,864         $  3,676
     Accounts payable                                                        9,983            9,238
     Accrued liabilities                                                    10,607            8,424
     Due to parent                                                           2,347            2,346
     Accrued interest                                                        7,250            7,381
     Current portion of capital leases                                         258              193
     Current portion of long-term debt                                     160,715           10,725
     Current liabilities of discontinued operations                         12,725            9,934
                                                                           -------          -------
              Total current liabilities                                    207,749           51,917

Noncurrent liabilities:
     Obligations under capital lease                                           289              258
     Long-term debt, net of current portion                                150,558          283,143
     Third-party products liability claims                                  68,904           69,209
     Noncurrent liabilities of discontinued operations                      49,638           51,253
     Other noncurrent liabilities                                           41,234           39,290
                                                                           -------          -------
              Total noncurrent liabilities                                 310,623          443,153

Commitments and contingencies

Stockholder's Equity

Common stock, par value $.01, authorized 5,000
  shares, issued 100 shares                                                     --               --
Additional paid-in capital                                                  81,377           81,377
Loan to related party                                                       (1,377)          (1,360)
Retained deficit                                                          (167,672)        (129,207)
Accumulated other comprehensive (loss)                                      (5,156)          (5,259)
                                                                           -------          -------
              Total stockholder's equity                                   (92,828)         (54,449)
                                                                           -------          -------
              Total liabilities and stockholder's equity                  $425,544         $440,621
                                                                           =======          =======

        The accompanying notes are an integral part of these statements.

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                              For the Quarter Ended          For the Six Months Ended
                                                                    June 30,                         June 30,
                                                             2003              2002          2003              2002
                                                             ----              ----          ----              ----
                                                          (Restated)                      (Restated)
Net sales                                                 $ 48,501          $ 48,550      $ 92,166          $ 91,140
Cost of goods sold                                          36,583            35,996        71,611            69,465
Depreciation, depletion and amortization                     3,882             4,171         7,935             7,732
Selling, general & administrative                            8,137             4,416        11,825             9,232
                                                          --------          --------      --------          --------
        Operating income (loss)                               (101)            3,967           795             4,711
Interest expense                                             8,373             7,906        16,376            16,098
Other income, net, including interest income                  (275)             (390)         (484)             (698)
                                                          --------          --------      --------          --------
        Income (loss) before income taxes                   (8,199)           (3,549)      (15,097)          (10,689)
Benefit for income taxes                                    18,516            (1,296)       14,690            (6,290)
                                                          --------          --------      --------          --------
        Net (loss) from continuing operations             $(26,715)         $ (2,253)     $(29,787)         $ (4,399)
                                                          --------          --------      --------          --------
Income (loss) from operations of discontinued
operations, less applicable income taxes of $421, $350,       (335)            4,867        (9,013)           (1,890)
$896, and $1,079
Cumulative effect of change in accounting principle,
less applicable income taxes of $0, $0, $191, and $6,117        --                --          (335)            8,621
                                                          --------          --------      --------          --------
        Net income (loss)                                 $(27,050)         $  2,614      $(38,465)         $(14,910)
                                                          ========          ========      ========          ========

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                      Accumulated Other
                                                                                    Comprehensive Loss
                                                  Additional            Loans to  Unrealized   Minimum                Total
                                        Common     Paid-In   Retained   Related    Loss on     Pension             Stockholder's
                                         Stock     Capital   Deficit     Party    Derivatives Liability    Total     Equity
                                       ---------   -------  ---------   ------      -------    --------   -------    ---------
Balance December 31, 2001              $           $81,377   $(30,604) $(1,434)     $  (499)   $    (14)    $(513)    $ 48,826


Comprehensive income, net of income
taxes:
   Net loss                                                   (14,910)                                                 (14,910)
   Unrealized holding gain on derivatives                                              (257)                 (257)        (257)
                                                                                                                     ---------
      Total comprehensive loss                                                                                         (15,167)
Loans to related party                                                      58                                              58
                                       ---------   -------  ---------  -------      -------    --------   -------    ---------
Balance June 30, 2002                  $      --   $81,377   $(45,514) $(1,376)     $  (756)   $    (14)   $ (770)    $ 33,717
                                       =========   =======  =========  =======      =======    ========   =======    =========


Balance December 31, 2002              $           $81,377  $(129,207) $(1,360)     $(1,095)   $ (4,164)  $(5,259)    $(54,449)


Comprehensive income, net of income
taxes:
   Net loss (Restated)                                        (38,465)                                                 (38,465)
   Unrealized holding gain on derivatives                                               103                   103         103
                                                                                                                     ---------
      Total comprehensive loss (Restated)                                                                              (38,362)
Loans to related party                                                     (17)                                            (17)
                                       ---------   -------  ---------  -------      -------    --------   -------    ---------
Balance June 30, 2003 (Restated)       $      --   $81,377  $(167,672) $(1,377)     $  (992)   $ (4,164)  $(5,156)   $ (92,828)
                                       =========   =======  =========  =======      =======    ========   =======    =========

        The accompanying notes are an integral part of these statements.

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                             For the Six Months Ended
                                                                                     June 30,
                                                                              2003              2002
                                                                              ----              ----
                                                                           (Restated)
Cash flows from operating activities:
   Net loss                                                                 $ (38,465)        $ (14,910)
   Adjustments to reconcile net (loss) to cash flows from operations:
      Depreciation, depletion and amortization                                 13,070            14,178
      Debt issuance amortization                                                  946               893
      Deferred income taxes                                                    18,081          (12,138)
      Disposal of property, plant and equipment (gain) loss                        (1)              (67)
      Third-party products liability claims                                    (2,035)               --
      Cumulative effect of change in accounting principle                        (526)           14,738
      Other                                                                     2,252              (441)
      Changes in assets and liabilities:
            Trade receivables                                                  (4,020)           (9,944)
            Non-trade receivables                                              (3,047)             (196)
            Payable to parent                                                       1               (58)
            Inventories                                                        (1,487)           (1,447)
            Prepaid expenses and other current assets                          (1,355)             (159)
            Accounts payable and accrued liabilities                            4,682             3,107
            Accrued interest                                                     (132)              (38)
            Income taxes                                                          (65)             (156)
                                                                             --------          --------
                  Net cash used for operating activities                     (12,101)            (6,638)

Cash flows from investing activities:
      Capital expenditures                                                    (3,468)           (6,994)
      Proceeds from sale of property, plant and equipment                          25               264
      Loans to related party                                                      (17)               58
                                                                             --------          --------
                  Net cash used for investing activities                       (3,460)           (6,672)

Cash flows from financing activities:
      Decrease in book overdraft                                                1,285               (69)
      Issuance of long-term debt                                               15,236                --
      Repayment of long-term debt                                              (6,290)           (5,393)
      Net revolver credit agreement facility                                    8,200            17,350
      Financing fees                                                             (804)               --
      Principal payments on capital lease obligations                            (510)             (420)
                                                                             --------          --------
                  Net cash provided by financing activities                    17,117            11,468

                  Net increase (decrease) in cash                               1,556           (1,842)

Cash and cash equivalents, beginning of period                                  1,330             2,493
Cash and cash equivalents, ending of period                                 $   2,886         $     651

Schedule of noncash financing activities:
Assets acquired by entering into capital lease obligations                  $     194         $     955

        The accompanying notes are an integral part of these statements.

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.  Restatement

During the final review and preparation of the 2003 year-end financial statements, Better Minerals & Aggregates Company (the "Company") determined that there was a need to provide a full valuation allowance against its net deferred tax assets due to the uncertainty of the future utilization of net operating losses, alternative minimum tax credit carry forwards and other deferred tax assets. An assessment of the realizability of these deferred tax assets should have been performed in connection with the classification of the aggregates business as held for sale in the second quarter of 2003. The sale was completed in the third quarter of 2003. The change has been reported through a restatement of previously recorded amounts in the consolidated financial statements.

The net result of the change was to reduce deferred tax assets by $19.7 million ($2.9 million current and $16.8 million noncurrent), increase the retained deficit by $19.7 million, increase the income tax provision for continuing operations, the net loss for continuing operations and the net loss for the three and six months ended June 30, 2003 by $19.7 million in each.

2.  Accounting Policies

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of the reported interim periods. The statements should be read in conjunction with the summary accounting policies and notes to the audited financial statements of the Company included in the Company's 2002 Annual Report on Form 10-K for the year ended December 31, 2002 (the "Form 10-K").

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
                                             ========        ========

4.  Inventories

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

5.  Segment Information

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

6.  Impact of Recent Accounting Standards

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

7.  Contingencies

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

     This Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2003 is being filed for the purpose of restating the financial statements for the quarter and the six months ended June 30, 2003 contained in Item 1 hereof to reflect a write-off of all of our net deferred tax assets due to the uncertainty of the future utilization of our net operating losses and alternative minimum tax credit carry forwards. A valuation of these assets should have been performed in connection with the classification of our aggregates business as an asset held for sale in the second quarter. Except for related changes to Items 1, 2 and 4 hereof, no other modifications or changes have been made to our Form 10-Q for the quarterly period ended June 30, 2003 as originally filed or the exhibits filed therewith.

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

     Provision for Income Taxes. The income tax expense on continuing operations for the three months ended June 30, 2003 gives no effect for current year tax benefits of losses as these were concluded to not be likely of realization. Additionally, the tax provision reflects the provision of a full valuation allowance to write off all of our net deferred tax assets that existed at the time we signed the agreement to sell our aggregates business in the second quarter due to the uncertainty of the future utilization of our net operating losses, alternative minimum tax carry forwards and other deferred tax assets as a consequence of such sale.

     Net Loss From Continuing Operations. Net loss from continuing operations increased $24.4 million to $26.7 million for the three months ended June 30, 2003, from a net loss of $2.3 million for the three months ended June 30, 2002 as a result of the factors noted earlier.

     Income/Loss from Operations of Discontinued Operations. Net loss from our discontinued aggregates business segment was $0.3 million in the three months ended June 30, 2003 as compared to net income of $4.9 million in the three months ended June 30, 2002, due primarily to a 44% reduction in asphalt volume shipped.

     Net Loss. Net loss for the three month period ended June 30, 2003 was $27.1 million as compared to net income of $2.6 million for the three month period ended June 30, 2002 as a result of the factors noted earlier.

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

     Provision for Income Taxes. The income tax expense on continuing operations for the six months ended June 30, 2003 gives no effect for current year tax benefits of losses as these were concluded to not be likely of realization. Additionally, the tax provision reflects the provision of a full valuation allowance to write off all of our net deferred tax assets that existed at the time we signed the agreement to sell our aggregates business in the second quarter due to the uncertainty of the future utilization of our net operating losses, alternative minimum tax carry forwards and other deferred tax assets as a consequence of such sale.

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

April 2, 2004      Better Minerals & Aggregates Company

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

31.1    Certification of Chief Executive Officer Pursuant to Rule 15d-14(a)

31.2    Certification of Chief Financial Officer Pursuant to Rule 15d-14(a)

32.1 Statement of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2 Statement of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

                                                                   Exhibit 31.1

                                  CERTIFICATION


I, John A. Ulizio, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Better Minerals & Aggregates Company;

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




Date:      April 2, 2004                       /s/John A. Ulizio
                                                  John A. Ulizio
                                       President and Chief Executive Officer

                                                                   Exhibit 31.2

                                  CERTIFICATION


I, Gary E. Bockrath, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Better Minerals & Aggregates Company;

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


Date:      April 2, 2004                     /s/Gary E. Bockrath
                                                Gary E. Bockrath
                                   Vice President and Chief Financial Officer

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


April 2, 2004

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


April 2, 2004

                               By:  /S/    GARY E. BOCKRATH
                                    -------------------------------------
                                    Gary E. Bockrath
                                    Vice President and Chief Financial
                                    Officer of Better Minerals &
                                    Aggregates Company