Form 10-Q/A
period 2003-09-30
BETTER MINERALS & AGGREGATES CO
filed 2004-04-02
CIK 1108673

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 _______________

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
       Common Stock                100 shares

                                EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2003 is being filed for the purpose of restating the financial statements for the quarter and the nine months ended September 30, 2003 contained in Item 1 hereof to reflect a write-off of all of our net deferred tax assets due to the uncertainty of the future utilization of our net operating losses and alternative minimum tax credit carry forwards. A valuation of these assets performed in connection with the classification of our aggregates business as an asset held for sale in the second quarter. Except for related changes to Items 1, 2 and 4 hereof, no other modifications or changes have been made to our Form 10-Q for the quarterly period ended September 30, 2003 as originally filed or the exhibits filed therewith.

                      Better Minerals & Aggregates Company
                                 Form 10-Q/A Index


                                                                         Page
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2003
(unaudited) (restated) and December 31, 2002............................    1
Condensed Consolidated Statements of Operations for the quarter and nine months ended September 30, 2003 (unaudited) (restated) and
September 30, 2002 (unaudited)..........................................    3
Condensed Consolidated Statements of Stockholder's Equity for the
quarter and nine months ended September 30, 2003 (unaudited) (restated)
and September 30, 2002 (unaudited)......................................    4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 (unaudited) (restated) and September 30, 2002
(unaudited).............................................................    5
Notes to Condensed Consolidated Financial Statements....................    6

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................   11

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.   18

Item 4.      Controls and Procedures....................................   18

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings..........................................   19

Item 6.      Exhibits and Reports on Form 8-K...........................   19



Signatures

Exhibits

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                                 September 30,  December 31,
                                                                                     2003           2002
                                                                                     ----           ----
                                                                                  (Unaudited)
Assets                                                                            (Restated)

Current:
    Cash and cash equivalents                                                       $    329       $ 1,330
    Accounts receivable:
     Trade, less allowance for doubtful accounts of $1,035 and $885                   28,270        25,298
     Other                                                                             4,927         5,537
    Inventories                                                                       16,795        17,106
    Prepaid expenses and other current assets                                          5,761         4,748
    Deferred income taxes                                                                  -         2,904
    Income tax deposits                                                                  514            23
    Current assets of discontinued operations                                              -        36,266
                                                                                    --------      --------
      Total current assets                                                            56,596        93,212

Property, plant and equipment:
    Mining property                                                                   20,079        24,041
    Mine development                                                                   4,406         4,406
    Asset retirement cost                                                              4,609             -
    Land                                                                              16,227         15,936
    Land improvements                                                                  3,990         4,053
    Buildings                                                                         31,984        31,984
    Machinery and equipment                                                          119,231       122,771
    Furniture and fixtures                                                               668           668
    Construction-in-progress                                                           2,778         1,489
                                                                                    --------      --------
                                                                                     203,972       205,348
    Accumulated depletion, depreciation and amortization                            (110,708)     (100,172)
                                                                                    --------      --------
     Property, plant and equipment, net                                               93,264       105,176

Other noncurrent:
    Debt issuance costs                                                                6,311         9,518
    Insurance for third-party product liability claims                                40,609        40,864
    Deferred income taxes                                                                  -        14,747
    Noncurrent assets of discontinued operations                                           -       173,285
    Other noncurrent assets                                                            3,456         3,819
                                                                                    --------      --------
      Total other noncurrent                                                          50,376       242,233
                                                                                    --------      --------
      Total assets                                                                  $200,236      $440,621
                                                                                    ========      ========

        The accompanying notes are an integral part of these statements.

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                                  September 30,  December 31,
                                                                                     2003           2002
                                                                                     ----           ----
                                                                                  (Unaudited)
Liabilities                                                                       (Restated)

Current:
    Book overdraft                                                                  $  2,095      $  3,676
    Accounts payable                                                                  11,150         9,238
    Accrued liabilities                                                               12,242         8,424
    Due to parent                                                                      2,334         2,346
    Accrued interest                                                                     843         7,381
    Short-term debt                                                                   12,703             -
    Current portion of capital leases                                                    249           193
    Current portion of long-term debt                                                    275        10,725
    Current liabilities of discontinued operations                                         -         9,934
                                                                                    --------      --------
           Total current liabilities                                                  41,891        51,917

Noncurrent liabilities:
    Obligations under capital lease                                                      230           258
    Long-term debt, net of current portion                                           150,580       283,143
    Third-party products liability claims                                             66,849        69,209
    Noncurrent liabilities of discontinued operations                                      -        51,253
    Other noncurrent liabilities                                                      40,753        39,290
                                                                                    --------      --------
           Total noncurrent liabilities                                              258,412       443,153

Commitments and contingencies

Stockholder's Equity

Common stock, par value $.01, authorized 5,000 shares, issued 100 shares                   -             -
Additional paid-in capital                                                            81,377        81,377
Loan to related party                                                                 (1,370)       (1,360)
Retained deficit                                                                    (175,872)     (129,207)
Accumulated other comprehensive (loss)                                                (4,202)       (5,259)
                                                                                    --------      --------
           Total stockholder's equity                                               (100,067)      (54,449)
                                                                                    --------      --------
           Total liabilities and stockholder's equity                               $200,236      $440,621
                                                                                    ========      ========


        The accompanying notes are an integral part of these statements.

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                     For the Quarter Ended       For the Nine Months Ended
                                                         September 30,                 September 30,
                                                         -------------                 -------------
                                                      2003           2002           2003           2002
                                                      ----           ----           ----           ----
                                                   (Restated)                    (Restated)
Net sales                                           $ 46,279       $ 47,388       $138,158       $138,529
Cost of goods sold                                    35,183         36,350        106,597        104,972
Depreciation, depletion and amortization               3,787          4,084         11,825         11,817
Selling, general & administrative                      6,269          4,940         18,094         14,172
                                                    --------       --------       --------       --------
        Operating income                               1,040          2,014          1,642          7,568
Interest expense                                       6,582          7,843         22,958         23,948
Loss on early extinguishment of debt                   6,979              -          6,979              -
Other income, net, including interest income            (774)          (359)        (1,264)        (1,066)
                                                    --------       --------       --------       --------
        Income (loss) before income taxes            (11,747)        (5,470)       (27,031)       (15,314)
Provision (benefit) for income taxes                    (503)        (1,471)        14,187        (8,547)
                                                    --------       --------       --------       --------
        Net (loss) from continuing operations       $(11,244)      $ (3,999)      $(41,218)       $(6,767)
                                                    --------       --------       --------       --------
Discontinued operations:
Gain on sale of discontinued operations                6,369              -          6,369              -
Income (loss) from operations of discontinued
operations, less applicable income tax expense        (3,325)         6,451        (12,151)         2,929
(benefit) of $470, ($24), $2,222 and $1,982
                                                    --------       --------       --------       --------
Net gain (loss) from discontinued operations           3,044          6,451         (5,782)         2,929
Cumulative effect of change in accounting
principle, less applicable income taxes of $0,
$0, $191, and $6,117                                       -              -           (335)         8,621
                                                    --------       --------       --------       --------
        Net income (loss)                           $ (8,200)      $  2,452       $(46,665)      $(12,459)
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

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                             Accumulated Other
                                                                             Comprehensive Loss
                                         Additional             Loans to   Unrealized    Minimum                Total
                                 Common   Paid-In   Retained    Related     Loss on      Pension             Stockholder's
                                 Stock    Capital    Deficit     Party     Derivatives  Liability   Total      Equity
                                 -----    -------    -------     -----     -----------  ---------   -----      ------

Balance December 31, 2001       $         $81,377 $ (30,604)    $(1,434)    $ (499)      $   (14)  $ ( 513)   $ 48,826

Comprehensive income, net of
income taxes:
   Net loss                                         (12,459)                                                   (12,459)
   Unrealized holding gain on
derivatives, net of tax                                                       (662)                  ( 662)       (662)
                                                                                                              --------
     Total comprehensive loss                                                                                  (13,121)
Loans to related party                                               32                                             32
                                --------  -------  --------     -------    -------      --------   -------    --------
Balance September 30, 2002      $      -  $81,377 $ (43,063)    $(1,402)   $(1,161)     $    (14)  $(1,175)   $ 35,737
                                ========  =======  ========     =======    =======      ========   =======    ========


Balance December 31, 2002       $         $81,377 $(129,207)    $(1,360)   $(1,095)     $ (4,164)  $(5,259)   $(54,449)

Comprehensive income, net of
income taxes:
   Net loss (Restated)                              (46,665)                                                   (46,665)
   Minimum pension liability,
net of tax                                                                                   (38)      (38)        (38)
   Unrealized holding gain on
derivatives, net of tax                                                      1,095                   1,095       1,095
                                                                                                              --------
     Total comprehensive loss
        (Restated)                                                                                             (45,608)
Loans to related party                                              (10)                                           (10)
                                --------  -------  --------     -------    -------      --------   -------    --------
Balance September 30, 2003
        (Restated)              $      -  $81,377 $(175,872)    $(1,370)   $     -      $ (4,202)  $(4,202)   $(100,067)
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

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                For the Nine Months Ended
                                                                                      September 30,
                                                                                      -------------
                                                                                   2003           2002
                                                                                   ----           ----
                                                                                (Restated)
Cash flows from operating activities:
   Net loss                                                                     $ (46,665)     $ (12,459)
   Adjustments to reconcile net (loss) to cash flows from operations:
     Depreciation, depletion and amortization                                      17,678         22,223
     Debt issuance amortization                                                     1,437          1,333
     Deferred income taxes                                                         18,344        (12,851)
     Disposal of property, plant and equipment (gain) loss                           (502)           (94)
     Third-party products liability claims                                         (2,105)             -
     Early extinguishment of debt                                                   6,979              -
     Gain on sale of discontinued operations                                       (6,369)             -
     Cumulative effect of change in accounting principle                             (526)        14,738
     Other                                                                            704          1,003
     Changes in assets and liabilities:
          Trade receivables                                                        (4,763)       (11,629)
          Non-trade receivables                                                       317         (1,075)
          Payable to parent                                                           (12)           (58)
          Inventories                                                                 237            410
          Prepaid expenses and other current assets                                (2,285)        (1,678)
          Accounts payable and accrued liabilities                                  8,472          7,115
          Accrued interest                                                         (6,538)        (4,960)
          Income taxes                                                               (176)        (1,374)
                                                                                ---------      ---------
               Net cash provided by / (used for) operating activities             (15,773)           644

Cash flows from investing activities:
     Capital expenditures                                                          (4,560)       (12,048)
     Proceeds from sale of discontinued operations, net of fees                   154,641              -
     Proceeds from sale of property, plant and equipment                            3,383            386
     Loans to related party                                                           (10)            32
                                                                                ---------      ---------
               Net cash provided by / (used for) investing activities             153,454        (11,630)

Cash flows from financing activities:
     Decrease in book overdraft                                                    (2,537)        (4,330)
     Issuance of long-term debt                                                    15,236              -
     Repayment of long-term debt                                                 (128,709)        (7,815)
     Net revolver credit agreement facility                                       (17,097)        21,950
     Financing fees                                                                (1,386)             -
     Prepayment penalties                                                          (3,541)             -
     Principal payments on capital lease obligations                                 (648)          (666)
                                                                                ---------      ---------
               Net cash provided by / (used for) financing activities            (138,682)         9,139

               Net decrease in cash                                                (1,001)        (1,847)

Cash and cash equivalents, beginning of period
                                                                                    1,330          2,493
Cash and cash equivalents, ending of period                                     $     329      $     646

Schedule of noncash financing activities:
Assets acquired by entering into capital lease obligations                      $     194      $     955

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

The net result of the change was to reduce deferred tax assets by $21.1 million ($3.1 million current and $18.0 million noncurrent), increase the retained deficit by $21.1 million, increase the income tax provision for continuing operations, the net loss for continuing operations and the net loss for the three and nine months ended September 30, 2003 by $1.4 million and $21.1 million, respectively.

2.  Accounting Policies

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
                                                         ========

4.  Inventories

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

10. Debt Covenants

As of June 30, 2003 the Company was not in compliance with the financial covenants of the senior secured credit agreement as amended on April 17, 2003, and accordingly was in default under the senior secured credit agreement. As a result of the sale of the aggregates segment and the subsequent debt refinancing, all defaults under the senior secured credit agreement were cured and the agreement was terminated. As of September 30, 2003, the Company is in compliance with its financial covenants under the new revolving credit facility described in note 9 above.

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

     This Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2003 is being filed for the purpose of restating the financial statements for the quarter and the nine months ended September 30, 2003 contained in Item 1 hereof to reflect a write-off of all of our net deferred tax assets due to the uncertainty of the future utilization of our net operating losses and alternative minimum tax credit carry forwards. A valuation of these assets performed in connection with the classification of our aggregates business as an asset held for sale in the second quarter. Except for related changes to Items 1, 2 and 4 hereof, no other modifications or changes have been made to our Form 10-Q for the quarterly period ended September 30, 2003 as originally filed or the exhibits filed therewith.

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

     Provision for Income Taxes. The income tax benefit on continuing operations for the three months ended September 30, 2003 gives no effect for current year tax benefits of losses as these were concluded to not be likely of realization. Additionally, the tax provision reflects the provision of a full valuation allowance to write off all of our net deferred tax assets that existed at the time we signed the agreement to sell our aggregates business in the second quarter due to the uncertainty of the future utilization of our net operating losses, alternative minimum tax carry forwards and other deferred tax assets as a consequence of such sale.

     Net Loss From Continuing Operations. Net loss from continuing operations increased $7.2 million to $11.2 million for the three months ended September 30, 2003, from a net loss of $5.5 million for the three months ended September 30, 2002 as a result of the early extinguishment of debt and the other factors noted earlier.

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

     Net Loss. Net loss for the three month period ended September 30, 2003 was $8.2 million as compared to net income of $2.5 million for the three month period ended September 30, 2002 as a result of the factors noted earlier.

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

     Provision for Income Taxes. The income tax expense on continuing operations for the nine months ended September 30, 2003 gives no effect for current year tax benefits of losses as these were concluded to not be likely of realization. Additionally, the tax provision reflects the provision of a full valuation allowance to write off all of our net deferred tax assets that existed at the time we signed the agreement to sell our aggregates business in the second quarter due to the uncertainty of the future utilization of our net operating losses, alternative minimum tax carry forwards and other deferred tax assets as a consequence of such sale.

     Net Loss From Continuing Operations. Net loss from continuing operations increased $34.4 million to $41.2 million for the nine months ended September 30, 2003, from a net loss of $6.8 million for the nine months ended September 30, 2002 primarily as a result of the early extinguishment of debt and the other factors noted earlier.

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

     Net Loss. Net loss for the nine month period ended September 30, 2003 was $46.7 million as compared to a net loss of $12.5 million for the nine month period ended September 30, 2002 as a result of the factors noted earlier.


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


Date:    April 2, 2004                    /s/Gary E. Bockrath
                                           -------------------
                                            Gary E. Bockrath
                                   Vice President and Chief Financial Officer

                                                                    Exhibit 32.1


                      STATEMENT OF CHIEF EXECUTIVE OFFICER

     In connection with the filing of the Quarterly Report of Better Minerals & Aggregates Company (the "Company") on Form 10-Q/A for the quarterly period ended September 30, 2003 (the "Report"), I, John A. Ulizio, the chief executive officer of the Company, certify for the purpose of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge:

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


April 2, 2004

                                  By: /S/   John A. Ulizio
                                      ------------------------------
                                      John A. Ulizio
                                      President and Chief Executive Officer of
                                       Better Minerals & Aggregates Company

                                                                    Exhibit 32.2


                      STATEMENT OF CHIEF FINANCIAL OFFICER

     In connection with the filing of the Quarterly Report of Better Minerals & Aggregates Company (the "Company") on Form 10-Q/A for the quarterly period ended September 30, 2003 (the "Report"), I, Gary E. Bockrath, the chief financial officer of the Company, certify for the purpose of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge:

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