Form 10-Q
period 2004-03-31
BETTER MINERALS & AGGREGATES CO
filed 2004-05-12
CIK 1108673

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               __________________

                                    FORM 10-Q

(Mark One)
 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the quarterly period ended March 31, 2004

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
         Class                             Outstanding as of April 30, 2004
         -----                             --------------------------------

         Common Stock                      100 shares

                      Better Minerals & Aggregates Company
                                 Form 10-Q Index


                                                                            Page
                                                                            ----
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2004 (unaudited)
and December 31, 2003....................................................      1
Condensed Consolidated Statements of Operations for the three months
ended March 31, 2004 and March 31, 2003 (unaudited)......................      3
Condensed Consolidated Statements of Stockholder's Equity for the three
months ended March 31, 2004 and March 31, 2003 (unaudited)...............      4
Condensed Consolidated Statements of Cash Flows for the three months
ended March 31, 2004 and March 31, 2003 (unaudited)......................      5
Notes to Condensed Consolidated Financial Statements.....................      6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................     10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....     16

Item 4.   Controls and Procedures........................................     16

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..............................................     17

Item 6.   Exhibits and Reports on Form 8-K...............................     17



Signatures

Exhibits

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                                                     March 31,      December 31,
                                                                                                        2004            2003
                                                                                                        ----            ----
                                                                                                    (Unaudited)
Assets
Current:
     Cash and cash equivalents                                                                           $  279           $   88
     Accounts receivable:
      Trade, less allowance for doubtful accounts of $1,251 and $1,199                                   29,868           26,785
      Other                                                                                               4,646            6,618
     Inventories                                                                                         17,207           17,221
     Prepaid expenses and other current assets                                                            5,091            5,073
     Income tax deposits                                                                                    422              468
                                                                                                        -------          -------
        Total current assets                                                                             57,513           56,253

Property, plant and equipment:
     Mining property                                                                                     20,418           20,418
     Mine development                                                                                     4,664            4,406
     Asset retirement cost                                                                                4,609
                                                                                                                           4,609
     Land                                                                                                15,990           16,227
     Land improvements                                                                                    3,990            3,990
     Buildings                                                                                           31,984           31,984
     Machinery and equipment                                                                            120,719          120,118
     Furniture and fixtures                                                                                 668              668
     Construction-in-progress                                                                             2,839            3,219
                                                                                                        -------          -------
                                                                                                        205,881          205,639
     Accumulated depletion, depreciation and amortization                                              (118,457)        (114,923)
                                                                                                        -------          -------
      Property, plant and equipment, net                                                                 87,424           90,716

Other noncurrent:
     Debt issuance costs                                                                                  5,926            6,198
     Insurance for third-party product liability claims                                                  76,533           76,876
     Other noncurrent assets                                                                              3,325            3,390
                                                                                                        -------          -------
        Total other noncurrent                                                                           85,784           86,464
                                                                                                        -------          -------
        Total assets                                                                                  $ 230,721        $ 233,433
                                                                                                        =======          =======

        The accompanying notes are an integral part of these statements.

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                                   March 31,        December 31,
                                                                                                     2004               2003
                                                                                                  (Unaudited)
Liabilities
Current:
     Book overdraft                                                                                    $  3,033         $  2,741
     Accounts payable                                                                                     9,368           11,266
     Accrued liabilities                                                                                 11,518           11,242
     Due to parent                                                                                        2,363            2,341
     Accrued interest                                                                                       842            5,787
     Short-term debt                                                                                     15,081            9,716
     Current portion of capital leases                                                                      240              244
     Current portion of long-term debt                                                                      275              275
                                                                                                        -------          -------
              Total current liabilities                                                                  42,720           43,612
Noncurrent liabilities:
     Obligations under capital lease                                                                        116              175
     Long-term debt, net of current portion                                                             150,341          150,601
     Third-party products liability claims                                                              107,668          108,095
     Other noncurrent liabilities                                                                        38,752           37,650
                                                                                                        -------          -------
              Total noncurrent liabilities                                                              296,877          296,521

Commitments and contingencies

Stockholder's Equity

Common stock, par value $.01, authorized 5,000 shares, issued 100 shares                                     --               --
Additional paid-in capital                                                                               81,377           81,377
Loan to related party                                                                                    (1,365)          (1,360)
Retained deficit                                                                                       (186,300)        (184,129)
Accumulated other comprehensive (loss)                                                                   (2,588)          (2,588)
                                                                                                        -------          -------
              Total stockholder's equity                                                               (108,876)        (106,700)
                                                                                                        -------          -------
              Total liabilities and stockholder's equity                                               $230,721         $233,433
                                                                                                        =======          =======


        The accompanying notes are an integral part of these statements.

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                       For the Three Months Ended
                                                                                March 31,
                                                                           2004           2003

Net sales                                                                 $ 44,788    $ 43,665
Cost of goods sold                                                          34,790      35,028
Depreciation, depletion and amortization                                     3,637       4,053
Selling, general and administrative                                          3,863       3,688
                                                                           -------     -------
     Operating income                                                        2,498         896

Interest expense                                                             5,463       8,003
Other income net, including interest income                                   (813)       (209)
                                                                           -------     -------
     Loss before income taxes                                               (2,152)     (6,898)

(Provision) benefit for income taxes                                           (28)      3,826
                                                                           -------     -------
     Net loss from continuing operations                                    (2,180)     (3,072)

Gain (loss) from operations of discontinued operations (less applicable          9      (8,677)
  Income taxes of $0 and $475)

Cumulative effect of change in accounting principle (less applicable
  Income taxes of $0 and $191)                                                 --          335
                                                                           -------     -------
     Net loss                                                             $ (2,171)   $(11,414)
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

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                      Accumulated Other
                                                                                      Comprehensive Loss
                                                  Additional              Loans to  Unrealized   Minimum                Total
                                        Common     Paid-In     Retained   Related    Loss on     Pension             Stockholder's
                                         Stock     Capital     Deficit     Party    Derivatives Liability   Total       Equity
                                       -------     -------    --------    -------   -------     --------   -------    ---------
Balance December 31, 2002              $  --       $81,377   $(129,207)   $(1,360)  $(1,095)    $(4,164)   $(5,259)   $ (54,449)

Comprehensive income, net of income
taxes:
   Net loss                                                    (11,414)                                                 (11,414)
   Unrealized holding gain on
     derivatives                                                                          5                      5            5
                                                                                                                      ---------
      Total comprehensive loss                                                                                          (11,409)
Loans to related party                                                         (2)                                           (2)
                                       -------     -------    --------    -------   -------     --------   -------    ---------
Balance March 31, 2003                 $  --       $81,377   $(140,621)   $(1,362)  $(1,090)    $(4,164)   $(5,254)   $ (65,860)
                                       =======     =======    ========    =======   =======     =======   =======     =========

Balance December 31, 2003              $  --       $81,377   $(184,129)   $(1,360)  $   --      $(2,588)   $(2,588)   $(106,700)

Comprehensive income, net of income
taxes:
   Net loss                                                     (2,171)                                                  (2,171)
                                                                                                                      ---------
      Total comprehensive loss                                                                                           (2,171)
Loans to related party                                                         (5)                                           (5)
                                       -------     -------    --------    -------   -------     --------   -------    ---------
Balance March 31, 2004                 $  --       $81,377   $(186,300)   $(1,365)  $   --      $(2,588)  $(2,588)    $(108,876)
                                       =======     =======    ========    =======   =======     =======   =======     =========

        The accompanying notes are an integral part of these statements.

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                       For the Three Months Ended
                                                                                               March 31,
                                                                                         2004         2003
                                                                                         ----         ----
Cash flows from operating activities:
   Net loss                                                                            $ (2,171)    $(11,414)
   Adjustments to reconcile net (loss) to cash flows from operations:
      Depreciation, depletion and amortization                                            3,637        6,378
      Debt issuance amortization                                                            272          453
      Deferred income taxes                                                                  --       (3,611)
      Disposal of property, plant and equipment (gain) loss                                (716)          98
      Third-party products liability claims                                                 (84)        (486)
      Cumulative effect of change in accounting principle                                    --         (526)
      Other                                                                               1,063          670
      Changes in assets and liabilities, net of the effects from disposed company:
            Trade receivables                                                            (3,083)       4,256
            Non-trade receivables                                                         1,972          (98)
            Payable to parent                                                                22            5
            Inventories                                                                      14         (478)
            Prepaid expenses and other current assets                                       (18)        (776)
            Accounts payable and accrued liabilities                                     (1,622)       2,717
            Accrued interest                                                             (4,945)      (4,988)
            Income taxes                                                                     46          801
                                                                                        -------      -------
                  Net cash used for operating activities                                 (5,613)      (6,999)

Cash flows from investing activities:
      Capital expenditures                                                                 (478)      (3,326)
      Proceeds from sale of property, plant and equipment                                   953          314
      Loans to related party                                                                 (5)          (2)
                                                                                        -------      -------
                  Net cash provided (used) in investing activities                          470       (3,014)

Cash flows from financing activities:
      Increase (decrease) in book overdraft                                                 292       (1,436)
      Issuance of long-term debt                                                             --       15,014
      Repayment of long-term debt                                                          (260)      (2,965)
      Net change in revolving credit facility                                             5,365        1,000
      Financing fees                                                                         --         (804)
      Principal payments on capital lease obligations                                      (63)         (253)
                                                                                        -------      -------
                  Net cash provided by financing activities                               5,334       10,556

                  Net increase in cash                                                      191          543

Cash and cash equivalents, beginning of period                                               88        1,330
                                                                                        -------      -------
Cash and cash equivalents, end of period                                               $    279     $  1,873
                                                                                        =======      =======

        The accompanying notes are an integral part of these statements.

              BETTER MINERALS & AGGREGATES COMPANY AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.  Accounting Policies

The unaudited interim condensed consolidated financial statements of Better Minerals & Aggregates Company (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of the reported interim periods. The statements should be read in conjunction with the summary accounting policies and notes to the audited financial statements of the Company included in the Company's 2003 Annual Report on Form 10-K for the year ended December 31, 2003 (the "Form 10-K").

Operating  results are not necessarily  indicative of the results to be expected
for  the  full  year  or  any  other  interim  period,   due  to  the  seasonal,
weather-related conditions in certain aspects of the Company's business.


2.  Discontinued Operations

On April 10, 2003, the Company signed an agreement for the sale of its aggregates business, Better Materials Corporation, to a subsidiary of Hanson Building Materials America, Inc. ("Hanson"). On July 18, 2003, the Company completed the sale, receiving total cash consideration of $158.3 million including an estimated adjustment for changes in the closing balance sheet of the aggregates business. Final cash consideration is subject to Hanson's review and acceptance of the closing balance sheet which has been disputed by Hanson in an amount totaling $3.2 million and final proceeds may decrease by up to this amount upon completion of that review. Proceeds have not been reduced for the effect of a $2.0 million contingent liability to Hanson that will be eliminated when certain post-closing zoning and permit objectives are achieved. The Company believes achievement of these objectives will be reached within the five-year term of the contingency.

As a result of the sale, the financial statements have been restated to reflect discontinued operations. Sales from discontinued operations were $11.4 million for the three months ended March 31, 2003 while the loss before income taxes for these operations was $9.2 million for the same period.


3.  Inventories

At March 31, 2004 and December 31, 2003, inventory consisted of the following:

                                                        March 31,   December 31,
  (In thousands)                                           2004         2003
                                                           ----         ----
  Supplies (net of $315 and $333 obsolescence reserve)   $ 9,490    $ 9,342
  Raw materials and work in process                        4,114      3,988
  Finished goods                                           3,603      3,891
                                                         -------    -------
                                                         $17,207    $17,221
                                                         =======    =======


4.  Impact of Recent Accounting Standards

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143 (FAS 143), Accounting for Asset Retirement Obligations. FAS 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets. Previously, the Company provided for this obligation as described in Note 2 in the Form 10-K and, as a result, recognized a $335,000 gain, net of income taxes of $191,000, as a cumulative effect of a change in accounting principle as of January 1, 2003.

5.  Contingencies

One of the Company's subsidiaries, U.S. Silica, has been named as a defendant in an estimated 788 product liability claims alleging silica exposure filed in the period January 1, 2004 to March 31, 2004. U.S. Silica was named as defendant in 154 similar claims filed in all of 1998, 497 filed in all of 1999, 610 filed in all of 2000, 1,320 filed in all of 2001, 5,225 filed in all of 2002 and 19,214 filed in all of 2003. U.S. Silica has been named as a defendant in similar suits since 1975. As of March 31, 2004, there were an estimated 25,398 silica-related products liability claims pending in which U.S. Silica is a defendant, as compared to 25,000 claims pending at December 31, 2003. Almost of all of the claims pending against U.S. Silica arose out of the alleged use of U.S. Silica products in foundries or as an abrasive blast media and have been filed in the states of Texas and Mississippi.

The plaintiffs, who allege that they are employees or former employees of our customers, claim that the Company's silica products were defective or that the Company acted negligently in selling silica products without a warning, or with an inadequate warning. The plaintiffs further claim that these alleged defects or negligent actions caused them to suffer injuries and sustain damages as a result of exposure to our products. In almost all cases, the injuries alleged by the plaintiffs are silicosis or "mixed dust disease," a claim that allows the plaintiffs to pursue litigation against the sellers of both crystalline silica and other minerals. There are no pending claims of this nature against any of the Company's subsidiaries.

ITT Industries, Inc., successor to a former owner of U. S. Silica, has agreed to indemnify U. S. Silica for third party silicosis claims (including litigation expenses) filed against it prior to September 12, 2005 alleging exposure to U.
S. Silica products for the period prior to September 12, 1985, to the extent of the alleged exposure prior to that date. This indemnity is subject to an annual deductible of $275,000, which is cumulative and subject to carry-forward adjustments. The Company fully accrued this deductible on a present value basis when it acquired U. S. Silica. As of March 31, 2004 and December 31, 2003, this accrual amounted to $1.9 million. Pennsylvania Glass Sand Corporation, predecessor to U. S. Silica, was a named insured on insurance policies issued to ITT Industries for the period April 1, 1974 to September 12, 1985 and to U. S. Borax (another former owner) for the period September 12, 1985 to December 31, 1985. To date, we have not sought coverage under these policies. Ottawa Silica Company (a predecessor that merged into U. S. Silica in 1987) had insurance coverage on an occurrence basis prior to July 1, 1985.

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

Based on the study performed by the actuary and its December 31, 2003 update, the Company recorded a pre-tax charge related to silica claims of $5.9 million and $23.7 million in 2003 and 2002, respectively, for estimated undiscounted gross costs, including defense costs after consideration of recoveries under the ITT indemnity and insurance. This resulted in a long term liability of $101.2 million and $101.7 million related to third party product liability claims and a non-current asset of $70.1 million and $70.4 million for probable insurance recoveries at March 31, 2004 and December 31, 2003, respectively. Recognizing the inherent uncertainties and numerous factors and assumptions which are used to develop this estimate management has determined that the amount is a reasonable estimate when considering all relevant factors.

On an annual basis, the actuary has calculated that the Company's cash portion of the retained losses (reflecting any insurance coverage and indemnity payments) over the next 10 years would average $2.1 million per year, ranging from $1.4 million to $2.3 million, in any year. In 2003 and 2002, the Company incurred approximately $3.2 million and $1.2 million, respectively, in retained cash losses.

The process of estimating and recording amounts for product liability claims is imprecise and based on a variety of assumptions, some of which, while reasonable at the time, may prove to be inaccurate. The actuary's report is based to a large extent on the assumption that the Company's past experience is predictive of future experience. Unanticipated changes in factors such as judicial decisions, future legal judgments against the Company, legislative actions, claims consciousness, claims management, claims settlement practices and economic conditions make these estimates subject to a greater than normal degree of uncertainty that could cause the silica-related liabilities and insurance or indemnity recoveries to be greater or less than those projected and recorded.

Given the inherent uncertainty in making future projections, the Company plans to have these projections periodically updated based on actual claims experience and other relevant factors such as changes in the judicial system and legislative actions.

It is likely that the Company will continue to have silica-related product liability claims filed against it including claims that allege silica exposure. The Company has recorded estimated liabilities and recoveries under the current ITT indemnity agreement and an estimate of future recoveries under insurance policies after evaluating the legal obligations and financial viability of the insurers and believes that such recoveries are probable. Increases in the number of claims filed or costs associated with the silica-related claims will result in the Company further increasing its liabilities and could have a material adverse effect on the Company's financial position, results of operations and cash flows, if such developments occur.


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

7. Debt Covenants

The Company was in compliance with its debt covenants at March 31, 2004.

8.  Income Taxes

In accordance with generally accepted accounting principles, it is the Company's practice at the end of each interim reporting period to make its best estimate of the effective tax rate expected to be applicable for the full fiscal year. Estimates are revised as additional information becomes available.

FAS 109 requires a valuation allowance against deferred tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes significant uncertainty exists with respect to the future utilization of its net deferred tax assets; therefore, the Company carried a valuation allowance relating to such items of $83.7 million at March 31, 2004. The valuation allowance recorded at December 31, 2003 was $81.8 million.

9.  Pension and Post Retirement Benefits

Net periodic pension benefit cost for the three months ended March 31, 2004 and 2003 was as follows:

                                                 March 31,        March 31,
  (In thousands)                                    2004            2003
                                                    ----            ----
  Service cost                                     $ 247            $ 323
  Interest cost                                    1,088            1,140
  Expected return on plan assets                  (1,059)          (1,209)
  Amortization of prior service cost                  43               43
  Amortization of net (gain) loss                    152               18
                                                   -----            -----
  Net periodic benefit cost                        $ 471            $ 315
                                                   =====            =====

Net periodic postretirement benefit cost for the three months ended March 31, 2004 and 2003 was as follows:

                                                  March 31,        March 31,
  (In thousands)                                    2004            2003
                                                    ----             ----
  Service cost                                     $  75             $ 46
  Interest cost                                      342              267
  Expected return on plan assets                      (3)              (3)
  Amortization of net (gain) loss                     20              (12)
                                                   -----            -----
  Net periodic benefit cost                        $ 434            $ 298
                                                   =====            =====

Total expected employer funding contributions during the fiscal year ending December 31, 2004 are $1.1 million for the qualified plans, and $1.2 million for the postretirement medical and life plans.

10.  Subsequent Event

On May 4, 2004 the Company announced that it had commenced a cash tender offer for any and all of the $150.0 million outstanding principal amount of its 13% senior subordinated notes due 2009 and a consent solicitation to amend the related note indenture. The consent solicitation will seek consents from holders of the notes to eliminate substantially all of the restrictive covenants under the note indenture.

The total consideration offered in the tender offer and consent solicitation is $800 per $1,000 principal amount of the notes plus accrued and unpaid interest to the payment date of approximately $4 million assuming all holders of the outstanding notes elect to tender. The total consideration includes a consent payment of $10 per $1,000 principal amount of the notes payable only to noteholders tendering their notes and providing their consents on or prior to 5:00 p.m. New York City time, on May 17, 2004, the expiration time for the consent solicitation, unless extended, or earlier terminated. The tender offer will expire at 12:00 midnight, New York City time, on June 1, 2004 unless extended or earlier terminated. The Company will use the proceeds of borrowings under a new $125 million senior secured credit facility and, to the extent necessary, the proceeds of available borrowings under its existing $30 million revolving credit agreement to finance the tender offer and consent solicitation and related fees. Holders who tender their notes after the consent solicitation expiration date will not be entitled to receive the consent payment.

The tender offer and consent solicitation are subject to several conditions, including the closing of the new senior secured credit facility, an amendment to the Company's existing revolving credit agreement, the tender of, and the receipt of consents from holders of, a majority in aggregate principal amount of the notes and other customary conditions. The Company may amend, extend or terminate the tender offer and consent solicitation at its sole discretion.

The tender offer and consent solicitation are being made only pursuant to, and subject to the terms and conditions set forth in, the offer to purchase and consent solicitation statement and related tender offer and consent solicitation materials.

Depending on the principal amount of notes that are tendered and accepted by the Company in the tender offer, the Company will continue to have a significant amount of debt, principally constituting any remaining notes, borrowings and fees related to the new senior secured financing and borrowings under its revolving credit agreement with Wachovia. In addition, depending on the principal amount of notes that are tendered, the Company may have minimal cash on hand and a limited amount available to be borrowed under the revolving credit agreement. For example, assuming 100% of the outstanding notes are validly tendered and accepted for purchase by the Company, upon consummation of the tender offer, the Company expects to have approximately $4.0 million available to be borrowed under its revolving credit agreement.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and the notes thereto and management's discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2003. Unless otherwise indicated or the context otherwise requires, all references in this quarterly report to "we," "us," "our" or similar terms refer to Better Minerals & Aggregates Company and its direct and indirect subsidiaries.

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

Critical Accounting Policies

     In our opinion, we do not have any individual accounting policy that is critical to the preparation of our financial statements. Also, in many instances, we must use an accounting policy or method because it is the only policy or method permitted under accounting principles generally accepted in the United States. However, certain accounting policies are more important to the reporting of the Company's financial position and results of operations. These policies are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2003.

Three  Months  Ended March 31, 2004  Compared  with Three Months Ended March 31,
2003

     Sales. Sales increased $1.1 million, or 2.5%, to $44.8 million in the three months ended March 31, 2004 from $43.7 million in the three months ended March 31, 2003.

     Sales of industrial minerals products increased $1.2 million, or 3.3%, to $37.7 million in the three months ended March 31, 2004 from $36.5 million in the three months ended March 31, 2003. The primary reason for the increase in industrial minerals product sales was increased shipments to the foundry and filler and extender market segments, partially offset by decreased shipments to the flat glass and container glass market segments.

     Transportation revenue, which is the cost of transportation borne by our customers when we pay the costs on their behalf and are subsequently reimbursed by them, decreased $0.1 million to $7.1 million in the three months ended March 31, 2004 from $7.2 million in the three months ended March 31, 2003.

     Cost of Goods Sold. Cost of goods sold decreased $0.2 million to $34.8 million in the three months ended March 31, 2004 from $35.0 million in the three months ended March 31, 2003.

     Cost of goods sold, excluding the cost of transportation that is reimbursed by our customers, decreased $0.1 million, to $27.7 million in the three months ended March 31, 2004 from $27.8 million in the three months ended March 31, 2003, primarily due to a $0.3 million reduction in the price of drier fuel, partially offset by other inflationary factors including a $0.1 million increase in general insurance premium costs.

     Transportation expense included in cost of goods sold, which is the cost of transportation for our customer shipments when we pay these costs on their behalf and are subsequently reimbursed by them, decreased $0.1 million to $7.0 million in the three months ended March 31, 2004 from $7.1 million in the three months ended March 31, 2003.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization decreased $0.4 million, or 10.0%, to $3.6 million in the three months ended March 31, 2004 from $4.0 million in the three months ended March 31, 2003, as several plant assets have become fully depreciated without a corresponding reinvestment.

     Selling, General and Administrative. Selling, general and administrative expenses increased $0.2 million, or 5.4%, to $3.9 million in the three months ended March 31, 2004 from $3.7 million in the three months ended March 31, 2003 due to normal inflationary factors.

     Operating Income. Operating income increased $1.6 million to $2.5 million in the three months ended March 31, 2004 from $0.9 million in the three months ended March 31, 2003 as a result of the factors noted earlier.

     Interest Expense. Interest expense decreased $2.5 million, or 31.3%, to $5.5 million in the three months ended March 31, 2004 from $8.0 million in the three months ended March 31, 2003 due primarily to a reduction in the total amount of our debt as a result of the sale of our aggregates business in July, 2003.

     Other Income. Other income increased $0.6 million to $0.8 million in the three months ended March 31, 2004 from $0.2 million in the three months ended March 31, 2003 as a result of the gain on the sale of excess and idle land holdings.

     (Provision) Benefit for Income Taxes. The income tax expense on continuing operations in the three months ended March 31, 2004 gives no effect for current year tax benefits of losses as it was concluded these losses were not likely to be realized due to our cumulative net operating loss carry forwards. The benefit for income taxes on continuing operations in the three months ended March 31, 2003 was based on an estimated annual effective tax rate which resulted in an estimated effective tax rate of approximately 55%.

     Net Loss From Continuing Operations. Net loss from continuing operations decreased $0.9 million to $2.2 million for the three months ended March 31, 2004, from a net loss of $3.1 million for the three months ended March 31, 2003 as a result of the factors noted earlier.

     Gain (Loss) from Operations of Discontinued Operations. The $8.7 million loss from discontinued operations incurred in the three months ended March 31, 2003 reflects the seasonal losses from our aggregates business that was divested in July of 2003.

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

     Net Loss. Net loss for the three month period ended March 31, 2004 was $2.2 million as compared to a net loss of $11.4 million for the three month period ended March 31, 2003 as a result of the factors noted earlier.

Liquidity and Capital Resources

     Our principal liquidity requirements have historically been to service our debt, meet our working capital, capital expenditure and mine development expenditure needs and finance acquisitions. We are a holding company and as such we conduct substantially all our operations through our subsidiaries. As a holding company, we are dependent upon dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations, and have historically met our liquidity and capital investment needs with internally generated funds supplemented from time to time by borrowings under various revolving credit facilities. Conversely, we have funded our acquisitions through borrowings and equity investments. Our total debt as of March 31, 2004 was $166.1 million and our total stockholder's deficit as of that date was $108.9 million, giving us total debt representing approximately 290% of total capitalization. Our debt level makes us more vulnerable to economic downturns and adverse developments in our business.

     Net cash used by operating activities was $5.6 million in the three months ended March 31, 2004 as compared to net cash used by operating activities including our discontinued aggregates business of $7.0 million in the three months ended March 31, 2003. Cash used by operating activities decreased $1.4 million in the three months ended March 31, 2004 due primarily to increased earnings partially offset by an increase in working capital at our continuing operations.

     Net cash used for investing activities decreased $3.5 million to $0.5 million generated from investing activities in the three months ended March 31, 2004 from $3.0 million of cash used for investing activities including investments in our discontinued aggregates business in the three months ended March 31, 2003. This decrease resulted from a $2.8 million decrease in capital expenditures and a $0.6 million increase in the proceeds from the sale of excess property, plant and equipment.

     Cash flow provided by financing activities was $5.3 million in the three months ended March 31, 2004 as compared to $10.6 million in cash provided by financing activities in the three months ended March 31, 2003. There was a $5.3 million increase in short term debt in the three months ended March 31, 2004 consisting solely of an increase in short term borrowings under our revolving line of credit. In the three month period ended March 31, 2003, there was a $15.0 million increase in tranche C debt, partially offset by a $3.0 million reduction in tranche A and tranche B debt, all a part of our previous senior secured credit agreement with BNP Paribas that has since been retired.

     Interest payments on our 13% senior subordinated notes due 2009 ($150 million outstanding as of March 31, 2004), which are unconditionally and irrevocably guaranteed, jointly and severally, by each of our domestic subsidiaries, debt service under our revolving credit agreement described below, working capital, capital expenditures and mine development expenditures, incurred in the normal course of business as current deposits are depleted, represent our current significant liquidity requirements.

     On July 18, 2003, we sold our aggregates business to Hanson, receiving total cash consideration of $158.3 million before fees and expenses including an estimated adjustment for changes in the closing balance sheet of our aggregates business. Final cash consideration is subject to Hanson's review and acceptance of the closing balance sheet which has been disputed by Hanson in an amount totaling $3.2 million and final proceeds may decrease by up to this amount upon completion of that review. Proceeds were not reduced for the effect of a $2.0 million contingent liability to Hanson that will be eliminated if certain post-closing zoning and permit objectives are achieved. We believe achievement of these objectives will be reached within the five-year term of the contingency. Proceeds from the sale were reduced by a $3.0 million purchase price reduction, reflecting an estimate of the damages and losses caused by an incident that occurred on June 25, 2003 at one of the operating sites included in the sale. While we believe that some portion of this loss will be recoverable under our insurance policies, there is no guarantee that we will receive any reimbursement for the claim.

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

     On September 12, 2003, through our operating subsidiary U. S. Silica, we completed a new $30.0 million, asset-based revolving line of credit agreement with Wachovia Bank, National Association (Wachovia). Proceeds from this revolving credit agreement were used to repay all remaining amounts due under, and terminate, our previously outstanding senior secured credit agreement with BNP Paribas, provide us with a $10.0 million line for letters of credit and to fund our general liquidity needs.

     Under the terms of the revolving credit agreement, which expires June 30, 2008, we have pledged as security all of our personal property, inventory, and accounts receivable, along with first mortgage liens on our Berkeley Springs,

West Virginia, Montpelier, Virginia and Pacific, Missouri plant operations as collateral for the loan. The revolving credit agreement includes certain conditions to borrowings, representations and covenants, including required minimum fixed charge coverage and maximum leverage covenant ratios that are measured quarterly, other covenants that impose significant restrictions on us, and certain events of default, including an event of default upon the occurrence of a material adverse change. Advances under the new credit agreement bear interest at either LIBOR plus 250 basis points, or prime plus 125 basis points, at our option.

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

     We were in compliance with our debt covenants at March 31, 2004. We believe, based on our calendar year 2004 forecast, that we will be in compliance with the covenants contained in the revolving credit agreement throughout the calendar year 2004.

     U.S.  Silica's   obligations  under  the  revolving  credit  agreement  are unconditionally and irrevocably guaranteed, jointly and severally, by our parent company, us and our domestic subsidiaries.

     As of March 31, 2004 our available borrowing base was $29.8 million, with $15.1 million drawn as of that date, and $9.7 million allocated for letters of credit, including $3.5 million in duplicate letters of credit that are in the process of being returned to BNP Paribas, leaving $5.0 million available for our general corporate use under this revolving credit agreement. As of this date, our total debt outstanding was approximately $166.1 million, consisting of the $15.1 million drawn under the revolver, $150.0 million of 13% senior subordinated notes due 2009 and $1.0 million in miscellaneous other debt including capital leases. Projected cash interest expense on our debt is approximately $20.5 million over the next 12 months.

     Capital expenditures decreased $2.8 million to $0.5 million in the three months ended March 31, 2004 from $3.3 million in the three months ended March 31, 2003. Our expected capital expenditure and mine development requirements for 2004 are $10.0 million.

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

Proposed Tender Offer and Consent Solicitation

     On May 4, 2004 we announced that we had commenced a cash tender offer for any and all of the $150.0 million outstanding principal amount of our 13% senior subordinated notes due 2009 and a consent solicitation to amend the related note indenture. The consent solicitation will seek consents from holders of the notes to eliminate substantially all of the restrictive covenants under the note indenture.

     The total consideration offered in the tender offer and consent solicitation is $800 per $1,000 principal amount of the notes plus accrued and unpaid interest to the payment date of approximately $4 million assuming all holders of the outstanding notes elect to tender. The total consideration includes a consent payment of $10 per $1,000 principal amount of the notes payable only to noteholders tendering their notes and providing their consents on or prior to 5:00 p.m. New York City time, on May 17, 2004, the expiration time for the consent solicitation, unless extended, or earlier terminated. The tender offer will expire at 12:00 midnight, New York City time, on June 1, 2004 unless extended or earlier terminated. We will use the proceeds of borrowings under a new $125 million senior secured credit facility and, to the extent necessary, the proceeds of available borrowings under our existing $30 million revolving credit agreement to finance the tender offer and consent solicitation and related fees. Holders who tender their notes after the consent solicitation expiration date will not be entitled to receive the consent payment.

     The tender offer and consent solicitation are subject to several conditions, including the closing of the new senior secured credit facility, an amendment to our existing revolving credit agreement, the tender of, and the receipt of consents from holders of, a majority in aggregate principal amount of the notes and other customary conditions. We may amend, extend or terminate the tender offer and consent solicitation at our sole discretion.

     The tender offer and consent solicitation are being made only pursuant to, and subject to the terms and conditions set forth in, the offer to purchase and consent solicitation statement and related tender offer and consent solicitation materials.

     Depending on the principal amount of notes that are tendered and accepted by us in the tender offer, we will continue to have a significant amount of debt, principally constituting any remaining notes, borrowings and fees related to the new senior secured financing and borrowings under our revolving credit agreement with Wachovia. In addition, depending on the principal amount of notes that are tendered, we may have minimal cash on hand and a limited amount available to be borrowed under the revolving credit agreement. For example, assuming 100% of the outstanding notes are validly tendered and accepted for purchase by us, upon consummation of the tender offer, we expect to have approximately $4.0 million available to be borrowed under our revolving credit agreement.

Significant Factors Affecting Our Business

     Our Annual Report on Form 10-K for the year ended December 31, 2003 contains a description of some of the more significant factors affecting our business under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Factors Affecting Our Business". The following is an update to these significant factors.

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

     One of our subsidiaries, U.S. Silica, was named as a defendant in an estimated 790 new product liability claims filed between January 1, 2004 and March 31, 2004, as compared to an estimated 5,765 claims filed between January 1, 2003 and March 31, 2003. U.S. Silica was named as a defendant in 19,200 similar clams in 2003 and 5,100 claims in 2002. Total open claims as of March 31, 2004 were an estimated 25,400, as compared to an estimated 25,000 open claims as of December 31, 2003. Almost all of the claims pending against U.S. Silica arise out of the alleged use of U.S. Silica products in foundries or as an abrasive blast media and have been filed against us and numerous other defendants.

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

     ITT Industries, Inc., successor to a former owner of U.S. Silica, has agreed to indemnify U.S. Silica for third party silicosis claims (including litigation expenses) filed against it prior to September 12, 2005 alleging exposure to U.S. Silica products for the period prior to September 12, 1985, to the extent of the alleged exposure prior to that date. This indemnity is subject to an annual deductible of $275,000, which is cumulative and subject to carry-forward adjustments. The Company fully accrued this deductible on a present value basis when it acquired U.S. Silica. As of March 31, 2004 and 2003, this accrual amounted to $2.0 million and $1.9 million, respectively. Pennsylvania Glass Sand Corporation, predecessor to U.S. Silica, was a named insured on insurance policies issued to ITT Industries for the period April 1, 1974 to September 12, 1985 and to U.S. Borax (another former owner) for the period September 12, 1985 to December 31, 1985. To date, we have not sought coverage under these policies. However, as a named insured, we believe that coverage under these policies will be available to us. Ottawa Silica Company (a predecessor that merged into U.S. Silica in 1987) had insurance coverage on an occurrence basis prior to July 1, 1985.

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

     Based on the study performed by the actuary and its December 31, 2003 update, we recorded a pre-tax charge related to silica claims of $5.9 million and $23.7 million in 2003 and 2002, respectively, for estimated undiscounted gross costs, including defense costs after consideration of recoveries under the ITT indemnity and insurance. This resulted in a long term liability of $101.2 million and $101.7 million related to third party product liability claims and a non-current asset of $70.1 million and $70.4 million for probable insurance recoveries at March 31, 2004 and December 31, 2003, respectively. Recognizing the inherent uncertainties and numerous factors and assumptions which are used to develop this estimate management has determined that the amount is a reasonable estimate when considering all relevant factors.

     On an annual basis, our actuary has calculated that our cash portion of the retained losses (reflecting any insurance coverage and indemnity payments) over the next 10 years would average $2.1 million per year, ranging from $1.4 million to $2.3 million in any year. In 2003 and 2002, we incurred approximately $3.2 million and $1.2 million, respectively in retained cash losses. In each of the three month periods ending March 31, 2004 and March 31, 2003 we incurred approximately $0.5 million in retained cash losses.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Information regarding our financial instruments that are sensitive to changes in interest rates is contained in our Annual Report on Form 10-K for the year ended December 31, 2003. This information has not changed materially in the interim period since December 31, 2003.

Item 4. Controls and Procedures

     Based on their review and evaluation, as of March 31, 2004, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) were effective. There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation of our disclosure controls and procedures referred to in the preceding sentence that occurred during our last fiscal quarter, other than that addressed below, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     We are a defendant in various lawsuits related to our business. These matters include lawsuits relating to the exposure of persons to silica. For a detailed discussion of the potential liability to us from silica-related product liability claims, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Factors Affecting Our Business
- Silica Health Risks and Litigation May Have a Material Adverse Effect on Our Business" discussed in our Annual Report on Form 10-K for the year ended December 31, 2003 and elsewhere in this Quarterly Report on Form 10-Q.

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

None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 12, 2004           Better Minerals & Aggregates Company

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




Date:      May 12, 2004                            /s/John A. Ulizio
                                                   -----------------
                                                    John A. Ulizio
                                         President and Chief Executive Officer

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


Date:      May 12, 2004                     /s/Gary E. Bockrath
                                            -------------------
                                             Gary E. Bockrath
                                Vice President and Chief Financial Officer

                                                                    Exhibit 32.1


                      STATEMENT OF CHIEF EXECUTIVE OFFICER

     In connection with the filing of the Quarterly Report of Better Minerals & Aggregates Company (the "Company") on Form 10-Q for the quarterly period ended March 31, 2004 (the "Report"), I, John A. Ulizio, the chief executive officer of the Company, certify for the purpose of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge:

     (i) the Report fully complies with the requirements of section 15(d) of the Securities Exchange Act of 1934; and

     (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


May 12, 2004

                              By:  /S/John A. Ulizio
                                   -------------------------------------
                                   John A. Ulizio
                                   President and Chief Executive Officer of
                                   Better Minerals & Aggregates Company

                                                                    Exhibit 32.2


                      STATEMENT OF CHIEF FINANCIAL OFFICER

     In connection with the filing of the Quarterly Report of Better Minerals & Aggregates Company (the "Company") on Form 10-Q for the quarterly period ended March 31, 2004 (the "Report"), I, Gary E. Bockrath, the chief financial officer of the Company, certify for the purpose of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge:

     (i) the Report fully complies with the requirements of section 15(d) of the Securities Exchange Act of 1934; and

     (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


May 12, 2004

                             By:  /S/GARY E. BOCKRATH
                                  -------------------------------------
                                  Gary E. Bockrath
                                  Vice President and Chief Financial Officer of Better Minerals & Aggregates Company